Form 10-Q
period 2001-12-31
ELWOOD ENERGY LLC
filed 2002-03-15
CIK 1163267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-76526

ELWOOD ENERGY LLC
(Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	54-1899492 (I.R.S. Employer Identification No.)

120 Tredegar Street RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)

(804) 819-2000 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No  X*

*The registrant became subject to the Securities and Exchange Act of 1934 on January 30, 2002.

ELWOOD ENERGY LLC
(A Limited Liability Company)

INDEX

ELWOOD ENERGY LLC
(A Limited Liability Company)

PART I. Financial Information
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended December 31
	2001	2000
	(in thousands)
Operating revenues	$ 8,555	$5,821
Operating expenses
Fuel	99	2,443
Operations	1,530	603
Depreciation	2,329	1,122
General and administrative	216	232
Other taxes	58	30
Total operating expenses	4,232	4,430

Income from operations	4,323	1,391
Interest income (expense):
Interest expense	(7,872)	-
Interest income	114	341
Net interest income (expense)	(7,758)	341
Income before cumulative effect of a change in accounting principle	(3,435)	1,732
Cumulative effect of a change in accounting principle	-	158
Net (loss) income	$(3,435)	$1,890

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ELWOOD ENERGY LLC
(A Limited Liability Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	December 31, 2001	September 30, 2001*
	(thousands)
Current assets
Cash and cash equivalents	$ 1,602	$ 74
Restricted cash	32,765	-
Accounts receivable	9,180	33,841
Note receivable from affiliates	-	32,406
Inventories	269	244
Prepaid assets	1,125	-
Total current assets	44,941	66,565

Property, plant and equipment
Property, plant and equipment	540,372	541,444
Less accumulated depreciation	29,234	27,155
Total property, plant and equipment, net	511,138	514,289

Deferred Charges	6,495	544
Total assets	$562,574	$581,398

LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
Current portion of long-term debt	$ 8,140	$ -
Accounts payable	195	2,609
Payables to affiliated companies	1,696	17,425
Notes payable to affiliates	-	275,843
Accrued expenses	6,615	21,886
Derivative liabilities	-	18,900
Deferred sales tax liability - current	875	770
Total current liabilities	17,521	337,433

Long-term debt	393,860	-
Deferred sales tax liability - long-term	14,245	14,437
Total liabilities	425,626	351,870

Members' capital
Members' capital	151,456	248,428
Accumulated other comprehensive loss	(14,508)	(18,900)
Total members' capital	136,948	229,528
Total liabilities and members' capital	$562,574	$581,398

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

* The Consolidated Balance Sheet at September 30, 2001 has been derived from the audited Consolidated Financial Statements at that date.

ELWOOD ENERGY LLC
(A Limited Liability Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended December 31,
	2001	2000
	(thousands)

Net cash flows (used in) from operating activities	$(24,781)	$ 7,307

Cash flows from (used in) investing activities
Capital expenditures	-	(100,493)
Temporary investment of restricted cash funds	(32,765)
Cash repaid (loaned) on notes receivable	32,406	(1,459)
Net cash used in investing activities	(359)	(101,952)

Cash flows from (used in) financing activities
Capital contributions	4,000	-
Dividends paid	(97,538)	(6,000)
Debt issue cost paid	(5,951)	-
Issuance of long-term debt	402,000	-
Issuance of affiliated notes payable	-	98,108
Repayment of affiliated notes payable	(275,843)	-
Net cash from financing activities	26,668	92,018

Increase (decrease) in cash and cash equivalents	1,528	(2,627)
Cash and cash equivalents at beginning of period	74	8,553
Cash and cash equivalents at end of period	$ 1,602	$ 5,926

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ELWOOD ENERGY LLC
(A Limited Liability Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended
	December 31,
	2001	2000
	(thousands)

Net (loss) income	$(3,435)	$1,890

Other comprehensive income:
Deferred gain on derivatives - hedging activities	3,100	-

Amounts reclassified to net loss:
Net loss on derivatives - hedging activities	1,292	-

Other comprehensive income	4,392	-

Comprehensive income	$ 957	$1,890

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ELWOOD ENERGY LLC
(A Limited Liability Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

Elwood Energy LLC (the "Company"), a Delaware limited liability company, was organized on May 13, 1998. Its members are Dominion Elwood, Inc., a wholly owned subsidiary of Dominion Energy, Inc. ("DEI"), and Peoples Elwood, LLC, an indirect, wholly-owned subsidiary of Peoples Energy Resources Corp. ("PERC"). DEI is a wholly-owned subisdiary of Dominion Resources, Inc and PERC is a wholly-owned subsidiary of Peoples Energy Corporation. Pursuant to an Operating Agreement dated July 23, 1998, Dominion Elwood and Peoples Elwood became sole members of the Company. Each Member owns a 50% interest in the profits, losses and distributions made by the Company. In August 2001, the Company merged with Elwood Energy II, LLC and Elwood Energy III, LLC, with the Company as the surviving entity. Until August 2001, the Company owned only electric generating Units 1-4; however, as a result of the merger, Units 5-9 were added.

The permitted purposes of the Company are: (i) to own and develop 1,409 MW of simple cycle electric power generating peaking facilities in Elwood, Illinois; (ii) to purchase and sell fuel, electricity and capacity, (iii) to operate and manage the facility and (iv) to engage in any other activities permitted by law.

The Company was granted Exempt Wholesale Generator ("EWG") status by the Federal Energy Regulatory Commission ("FERC") pursuant to the Public Utility Holding Company Act of 1935 ("PUHCA") on March 5, 1999. The Company is therefore not considered to be an electric utility for purposes of PUHCA. Accordingly, ownership of an interest in an EWG does not subject the owners to regulation as a utility holding company.

The Federal Power Act ("FPA") gives FERC exclusive rate-making jurisdiction over virtually all wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the FPA, all public utilities subject to the FERC's jurisdiction are required to file rate schedules with the FERC prior to commencement of wholesale sales of electricity. Because it will be making wholesale sales of electricity to Exelon Generation Company, LLC ("Exelon"), Engage America LLC ("Engage"), Aquila Energy Marketing Corporation ("Aquila") and ultimately to others, the Company is a public utility for purposes of the FPA.

On February 3, 1999, the Company filed a proposed market-based rate schedule with FERC. On April 5, 1999, FERC issued an order accepting the Company's proposed rate schedule, thereby authorizing the Company to make wholesale sales of electricity at negotiated rates to any party other than Virginia Power, the electric utility affiliate of DEI. The Company was allowed to begin making sales under the rate schedule as of April 5, 1999, the effective date of FERC's order.

The Company is primarily a peaking facility, providing more energy when demand is highest, generally in the summer months. The Company has contracted to sell 100% of the generation capacity and electric energy output to Exelon, Engage and Aquila under power sales agreements with each of them.

The Company's primary fuel is natural gas. Its fuel requirements are served through three types of contracted services: (i) the Gas Transportation and Balancing Services Agreement with Northern Illinois Gas Company ("Nicor Gas"); (ii) physical fuel supply with various market participants; and (iii) the Fuel Management Services Agreement with Cinergy Marketing & Trading, LLC.

ELWOOD ENERGY LLC
(A Limited Liability Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2 - Significant Accounting Policies

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of December 31, 2001, the results of operations and comprehensive income for the three months ended December 31, 2001 and 2000, and the cash flows for the three months ended December 31, 2001 and 2000.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, and other factors.

These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and notes for the year ended September 30, 2001 included in Elwood's Form S-4, File No. 333-38510 (Registration Statement) as filed with the Securities and Exchange Commission.

The Consolidated Financial Statements include the accounts of the Company with all significant intercompany transactions and accounts eliminated on consolidation.

The Consolidated Financial Statements reflect certain estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the periods presented. Actual results could differ from those estimates.

Note 3 - Recently Issued Accounting Standards

Business Combination and Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. The new standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination. The Company adopted this standard effective October 1, 2001. At December 31, 2001, the Company had no material goodwill or other intangible assets obtained in business combinations.

Asset Retirement Obligations

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. The Company will adopt this standard effective October 1, 2002 and does not expect the adoption to have a material impact on its results of operations or financial condition.

ELWOOD ENERGY LLC
(A Limited Liability Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that eliminates inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The standard was effective for the Company beginning October 1, 2001. The adoption did not have a material impact on its results of operations or financial condition.

Note 4 - Long-Term Debt

During the first quarter, the Company issued $402 million of 8.159% Senior Secured Bonds (Bonds) due 2026. The proceeds of the Bonds were used primarily to repay notes due to affiliates, partially reimburse members for capital contributions and for working capital purposes. Substantially all of the Company's assets are pledged as collateral.

The Company's scheduled principal payments of long term debt at December 31, 2001 are as follows (in millions): 2002-$8.1; 2003-$13.8; 2004-$14.7; 2005-$16.8; 2006-$18.4; 2007-$18.6 and thereafter -$311.6.

In August 2001, the Company entered into a forward-starting interest rate swap (the Swap) with a notional amount of $410 million. The Swap was designated as a hedge of interest rate risk associated with variability in rates from the date of Swap execution to the date at which the fixed rate of the Bonds was determined, for the first $410 million of Bonds issued. As of September 30, 2001, the fair value of the Swap was recognized as a derivative liability in the Company's Consolidated Balance Sheet. At that time, the Company expected to issue at least $410 million of Bonds and the unrealized loss was deferred in Accumulated Other Comprehensive Income (AOCI) as the effective portion of the change in fair value of the related hedging instrument. Immediately prior to the issuance of the Bonds, the Company determined that the principal amount of Bonds to be issued would be less than $410 million. The Company recognized approximately $1.1 million of losses previously deferred in AOCI associated with the portion of the hedged forecasted transactions that would not occur.

At the time the Bonds were issued, the Company settled the interest rate swap for a total cash payment of $15.8 million. This realized loss, net of the $1.1 million loss recognized as discussed above and amounts reclassified to interest expense subsequent to the issuance of the Bonds, is deferred in AOCI at December 31, 2001. The unamortized balance of the deferred loss will be recognized in earnings over the life of the Bonds using the effective interest method. The Company expects to reclassify approximately $0.9 million of losses deferred in AOCI to earnings during the twelve-month period following December 31, 2001.

Note 5 - Cumulative Effect of a Change in Accounting Principle

The Company adopted SFAS 133, Accounting For Derivative Instruments And Hedging Activities, on October 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect of a change in accounting principle of $158,000 as an increase in earnings. The Company also recorded a cumulative effect of a change in accounting principle, reducing Accumulated Other Comprehensive Income (AOCI) and Members' Capital by $2.5 million. The Company reclassified this entire AOCI amount, which was related to derivatives that were designated as cash flow hedges, to earnings during the year ended September 30, 2001 as the hedged transactions impacted earnings.

ELWOOD ENERGY LLC
(A Limited Liability Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Cautionary Statements That May Affect Future Results

This report contains statements concerning the Company's expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as "anticipate," "estimate," "forecast," "expect," "believe," "should," "could," "plan," "may" or other similar words.

The Company makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include changes to financial or regulatory accounting principles or policies imposed by governing bodies; industry and market conditions in the regulated, unregulated and transition energy markets; political and economic conditions; financial market conditions; cost and availability of fuel and gas transmission service; and ongoing creditworthiness of power purchasers. Some more specific risks are discussed below.

The Company bases its forward-looking statements on management's beliefs and assumptions using information available at the time the statements were made. The Company cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. The Company undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

The operation of the Company's facility involves many risks, including operating risks and the risk of events and competitive forces that are beyond our control.

The operation of power generation facilities involves many risks, including: performance below expected levels of output or efficiency; interruption in fuel supply or inadequate quality of supplied fuel; power shutdown due to the breakdown or failure of the Company's equipment or processes or shortages of replacement equipment or spare parts; disruptions in the Company's ability to deliver electricity; inability to operate within limits required by various regulatory agencies; labor disputes; and operator error or catastrophic events that could result in personal injury, loss of life, environmental damage or severe damage to or destruction of our facility and suspension of its operations or disruption of the markets that it serves.

If the Company does not operate its units efficiently and as required under its power sales agreements, the Company could experience reduced revenues (both with regard to the sale of energy and because in certain circumstances we may receive reduced capacity payments under our power sales agreements) and increased operating costs. Operational problems and inefficiencies could also result in an inability to obtain sufficient capital for improvements.

ELWOOD ENERGY LLC
(A Limited Liability Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The insurance coverage that the Company has obtained may be inadequate to cover potential liabilities and losses.

Although the Company maintains insurance consistent with industry standards to protect against operating and other risks, not all risks are insured or insurable. The Company cannot be sure that adequate insurance coverage for potential losses and liabilities will be available in the future at commercially reasonable terms and rates. If the Company experiences a total or partial loss of its operating units, the proceeds of the applicable insurance policies may not be adequate to cover replacement costs or its lost revenues or increased expenses.

Changes in technology may significantly impact the Company's business by making its power plant less competitive.

Current state-of-the-art combustion technologies produce electric energy more efficiently and with less cost than older technologies. While the Company believes its facility is currently competitive, improvements in technology may render it less competitive over time.

In addition, the Company's business is based on generating power at central power plants that achieves economies of scale and produces electricity at a low price. There are other technologies, including fuel cells, microturbines and photovoltaic (solar) cells, that can produce electricity, and research and development activities in such alternate technologies are ongoing. It is possible that advances will reduce the costs of alternative methods of electric generation to levels that are equal to or below the combustion technology we use.

The Company depends on a number of other entities to operate and maintain its facility and on a relatively small number of power purchasers to provide all of its revenues.

The Company is highly dependent on other entities to operate its facility and produce revenues. This includes agreements with various companies for the following: supply and transportation of natural gas; operation and maintenance of its facility; delivery of its generated electricity; and purchase of electric generating capacity and energy from the Company.

If any of these entities does not fulfill its obligations or terminate their agreements with the Company, and if the Company cannot make adequate alternate arrangements, its revenues could decrease materially, or its costs increase, and the Company may be unable to make payments on its debt as it comes due.

The Company will need access to the electric transmission grid after its current power sales agreements expire.

Although the Company has agreements with Commonwealth Edison Company to interconnect its facility to its transmission systems, it does not have any agreements in place for the transmission of electricity beyond that point. As long as the Company's current power sales agreements stay in place, the purchasers must obtain transmission service for the power purchased by them. If the Company needs to find substitute purchasers at some point, it may have to obtain this service itself. The current regulatory framework does not allow transmission providers to deny access to electric generators on a discriminatory basis. The Company cannot be sure that transmission service will always be available or that the price of available transmission service would enable it to compete effectively.

ELWOOD ENERGY LLC
(A Limited Liability Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company's business is subject to substantial regulation and permitting requirements and may be adversely affected by changes in regulations or in the requirements.

There are many federal, state and local laws that relate to power generation and that are designed to protect human health and the environment. These laws impose numerous requirements on the construction, ownership and operation of the Company's generating units and the related infrastructure.

Although the Company believes that it has obtained all material energy-related approvals currently required for our operations, it may require additional regulatory approvals in the future due to a change in existing laws and regulations, a change in our power purchasers or for other reasons. In addition, the current structure of federal and state energy regulation is subject to changes and restructuring proposals. It is difficult to predict what form these changes may take and what the impact may be on its operations.

The Company also must implement management practices for handling hazardous materials, preventing spills, planning for emergencies, ensuring worker safety, and addressing other operational issues. If the Company does not comply with these requirements, it could be prevented from operating some or all of the units, and it could be subject to civil or criminal liability and the imposition of liens or fines. In addition, modifications to the units to comply with these requirements as they change over time could be required and could be expensive.

In addition, the Company could be responsible for the costs of remediating contamination from existing or future off-site sources. It is difficult to predict to what extent remediation costs, if incurred, could affect the Company's results of operations.

The Company's power purchasers and its suppliers are also subject to extensive regulation. Their operations could be adversely affected by the application of existing or future regulations to them, which could in turn make it difficult for them to fulfill their obligations to the Company.

ELWOOD ENERGY LLC
(A Limited Liability Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results Of Operations

In the first quarter of fiscal year ending September 30, 2002, the Company had a net loss of $3.4 million compared to net income of $1.9 million in the first quarter of fiscal year 2001. As in fiscal year 2001, electric sales revenues consisted of payments under the Engage and Exelon power sales agreements. In addition, Units 5-9 achieved commercial operation in May and June of 2001, so revenues also included payments under the Aquila power sales agreements. The increase in revenues is attributable to the capacity payments on the five additional units. Due to weather conditions and market prices, the units were not dispatched in the first quarter of fiscal year 2002 and substantially all revenues were generated from capacity payments of $8.5 million. In the first quarter of fiscal year 2001, the Company received $2.8 million in capacity payments and $3.0 million of energy payments.

Fuel expense during the first quarter of fiscal year 2002 was lower because the units did not operate as many hours as the first quarter of fiscal year 2001. Depreciation expense increased due to Units 5-9 achieving commercial operation. Operations expenses increased primarily due to additional start-up, training and unit check out costs attributable to the new units.

Interest expense of $7.9 million related to the issuance of bonds in October 2001. All interest expense in the first quarter of fiscal year 2001 was capitalized as it related to the construction of Units 5-9.

Liquidity and Capital Resources

Internal Sources of Liquidity

Cash flows used in operating activities were $24.8 million for the three months ended December 31, 2001, as compared to cash provided by operating activities of $7.3 million for the same period of 2000. The decrease in cash flow from operating activities reflects higher interest expense due to the issuance of bonds and repayment of $15.7 million of affiliated payables. The Company's members are not required to make any additional capital contributions.

External Sources of Liquidity

During the three months ended December 31, 2001, the Company issued $402 million of 8.159% Senior Secured Bonds. As discussed below, proceeds were used primarily to repay notes due to affiliates, partially reimburse members for capital contributions, and for working capital. See Note 4 in the Consolidated Financial Statement for further discussion.

ELWOOD ENERGY LLC
(A Limited Liability Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Investing Activities

Net cash flows used in investing activities was $0.4 million for the three months ended December 31, 2001 compared to net cash flows used in investing activities of $102.0 million for the same period in 2000. The Company collected $32.4 million on notes receivable due from affiliates in the first quarter of fiscal 2002 and placed $32.8 million in restricted cash due to bond covenants. In addition, construction was completed on Units 5 through 9 during fiscal year 2001, which reduced the level of capital expenditures approximately $100.5 million during the first quarter of fiscal year 2002. There have been no significant changes in the planned levels of spending for capacity and other capital projects as disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for the year ended September 30, 2001 included in the Company's Form S-4, File No. 333-38510, filed January 10, 2002 (Registration Statement). The Company expects to fund its capital requirements from operations.

Financing Activities

During the three months ended December 31, 2001, financing activities resulted in a net cash inflow of $26.7 million. These activities included repayment of notes due to affiliates of $275.8 million, dividends paid of $97.5 million and bond proceeds of $402 million.

Future Issues and Other Information

The following discussion includes information about significant developments in previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. It is recommended that this section be read in conjunction with MD&A for the year ended September 30, 2001 included in the Company's Registration Statement.

Environmental Matters

There have been no significant developments with regard to environmental matters disclosed in MD&A and notes to the financial statements for the year ended September 30, 2001 included in the Company's Registration Statement nor have any significant new environmental matters arisen during the first three months of fiscal year 2002.

Recently Issued Accounting Standards

Asset Retirement Obligations

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. The Company will adopt this standard effective October 1, 2002 and does not expect the adoption to have a material impact on its results of operations or financial condition.

ELWOOD ENERGY LLC
(A Limited Liability Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that eliminates inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company adopted this standard beginning October 1, 2001. The adoption did not have a material impact on its results of operations or financial condition.

ELWOOD ENERGY LLC
(A Limited Liability Company)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information presented in this Item contains "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. Your attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect future operations and financial condition.

Market Risk Sensitive Instruments and Risk Management

At December 31, 2001, the Company held no market risk sensitive instruments. At September 2001, the Company held a forward-starting interest rate swap that was financially settled in October 2001. See Note 4 to the Consolidated Financial Statements.

ELWOOD ENERGY LLC
(A Limited Liability Company)

PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By consent dated November 26, 2001, Edward J. Rivas was elected to replace James Braswell as a Manager of the Company effective upon Mr. Braswell's retirement on December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Certificate of Formation of Elwood, as amended (Exhibit 3.1, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).
3.2

Amended and Restated Operating Agreement of Elwood Energy LLC, dated as of August 3, 2001, between Dominion Elwood, Inc. and Peoples Elwood, LLC (Exhibit 3.2, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

3.3	Form of First Amendment to the Amended and Restated Operating Agreement of Elwood Energy LLC (Exhibit 3.3, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

(b) Reports on Form 8-K:

No reports on Form 8-K were filed for the quarter ended December 31, 2001

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELWOOD ENERGY LLC Registrant

March 15, 2002	/s/ Lee D. Katz
Lee D. Katz Principal Financial and Accounting Officer