Form 10-Q
period 2002-03-31
ELWOOD ENERGY LLC
filed 2002-05-09
CIK 1163267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X*  No

*The registrant became subject to the Securities and Exchange Act of 1934 on January 30, 2002.

ELWOOD ENERGY LLC
(A Limited Liability Company)

INDEX

ELWOOD ENERGY LLC
(A Limited Liability Company)

PART I. Financial Information
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31		Six Months Ended March 31
	2002	2001	2002	2001
	(thousands)		(thousands)

Operating revenues	$ 9,216	$16,732	$17,771	$22,553

Operating expenses
Fuel	436	1,034	535	3,477
Operations	1,251	827	2,781	1,430
Depreciation	2,612	2,102	4,691	3,224
General and administrative	174	297	390	529
Other taxes	39	55	97	85
Total operating expenses	4,512	4,315	8,494	8,745

Income from operations	4,704	12,417	9,277	13,808

Interest income (expense):
Interest expense	(8,413)	-	(16,535)	-
Interest income	57	398	171	739
Net interest income (expense)	(8,356)	398	(16,364)	739
Income before cumulative effect of a change in accounting principle	(3,652)	12,815	(7,087)	14,547
Cumulative effect of a change in accounting principle	-	-	-	158
Net (loss) income	$(3,652)	$12,815	$(7,087)	$14,705

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ELWOOD ENERGY LLC
(A Limited Liability Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	March 31, 2002	September 30, 2001 *
	(thousands)
Current assets
Cash and cash equivalents	$ 2,816	$ 74
Restricted cash	28,056	-
Accounts receivable	38	33,841
Note receivable from affiliates	-	32,406
Inventories	1,155	244
Prepaid assets	791	-
Total current assets	32,856	66,565

Property, plant and equipment
Property, plant and equipment	540,613	541,444
Less accumulated depreciation	31,845	27,155
Total property, plant and equipment, net	508,768	514,289

Deferred charges	6,399	544
Total assets	$548,023	$581,398

LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
Current portion of long-term debt	$ 14,210	$ -
Accounts payable	1,445	2,609
Payables to affiliated companies	1,558	17,425
Notes payable to affiliates	-	275,843
Accrued expenses	8,170	21,886
Derivative liabilities	-	18,900
Deferred sales tax liability - current	875	770
Total current liabilities	26,258	337,433

Long-term debt	382,190	-
Deferred sales tax liability - long-term	14,053	14,437
Total liabilities	422,501	351,870

Members' capital
Members' capital	139,804	248,428
Accumulated other comprehensive loss	(14,282)	(18,900)
Total members' capital	125,522	229,528
Total liabilities and members' capital	$548,023	$581,398

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

* The Condensed Consolidated Balance Sheet at September 30, 2001 has been derived from the audited Consolidated Financial Statements at that date.

ELWOOD ENERGY LLC
(A Limited Liability Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended March 31,
	2002	2001
	(thousands)

Net cash flows (used in) from operating activities	$ (14,678)	$ 15,109

Cash flows from (used in) investing activities
Capital expenditures	-	(167,849)
Temporary investment of restricted cash funds	(28,056)	-
Cash collected on notes receivable	32,406	17,704
Net cash from (used in) investing activities	4,350	(150,145)

Cash flows from (used in) financing activities
Capital contributions	4,000	-
Dividends paid	(105,536)	(33,000)
Debt issue cost paid	(5,951)	-
Issuance of long-term debt	402,000	-
Payment of long-term debt	(5,600)	-
Issuance of affiliated notes payable	-	163,875
Repayment of affiliated notes payable	(275,843)	-
Net cash from financing activities	13,070	130,875

Increase (decrease) in cash and cash equivalents	2,742	(4,161)
Cash and cash equivalents at beginning of period	74	8,553
Cash and cash equivalents at end of period	$ 2,816	$ 4,392

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ELWOOD ENERGY LLC
(A Limited Liability Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

Elwood Energy LLC (the "Company"), a Delaware limited liability company, was organized on May 13, 1998. Its members are Dominion Elwood, Inc., a wholly-owned subsidiary of Dominion Energy, Inc. ("DEI"), and Peoples Elwood, LLC, an indirect, wholly-owned subsidiary of Peoples Energy Resources Corp. ("PERC"). DEI is a wholly-owned subsidiary of Dominion Resources, Inc. and PERC is a wholly-owned subsidiary of Peoples Energy Corporation. Pursuant to an Operating Agreement dated July 23, 1998, Dominion Elwood, Inc. and Peoples Elwood, LLC became sole members of the Company. Each Member owns a 50% interest in the profits, losses and distributions made by the Company. In August 2001, the Company merged with Elwood Energy II, LLC and Elwood Energy III, LLC, with the Company as the surviving entity. Until August 2001, the Company owned only four electric generating turbines ("Units 1-4"); however, as a result of the merger, five additional electric generating turbines ("Units 5-9") were added.

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

The Federal Power Act ("FPA") gives FERC exclusive rate-making jurisdiction over virtually all wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the FPA, all public utilities subject to the FERC's jurisdiction are required to file rate schedules with the FERC prior to commencement of wholesale sales of electricity. Because it makes wholesale sales of electricity to Exelon Generation Company, LLC ("Exelon"), Engage America LLC ("Engage"), Aquila Energy Marketing Corporation ("Aquila") and ultimately to others, the Company is a public utility for purposes of the FPA.

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

The Company's primary fuel is natural gas. Its fuel requirements are served through three types of contracted services: (i) the Gas Transportation and Balancing Services Agreement with Northern Illinois Gas Company; (ii) physical fuel supply with various market participants; and (iii) the Fuel Management Services Agreement with Cinergy Marketing & Trading, LLC. Effective May 1, 2002, the Fuel Management Services Agreement was replaced with a similar arrangement with PERC.

ELWOOD ENERGY LLC
(A Limited Liability Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2 - Significant Accounting Policies

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2002, the results of operations for the three and six months ended March 31, 2002 and 2001, and the cash flows for the six months ended March 31, 2002 and 2001.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Information for quarterly periods is affected by seasonal variations in sales and other factors.

These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes for the year ended September 30, 2001 included in Elwood's Form S-4 Registration Statement No. 333-76526 as filed with the Securities and Exchange Commission.

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries with all significant intercompany transactions and accounts eliminated on consolidation.

The Condensed Consolidated Financial Statements reflect certain estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses for the periods presented. Actual results could differ from those estimates.

Note 3 - Recently Issued Accounting Standards

Business Combination and Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. The new standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination. The Company adopted this standard effective October 1, 2001. At March 31, 2002, the Company had no material goodwill or other intangible assets.

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

Note 4 - Long-Term Debt

During the first quarter, the Company issued $402 million of 8.159% Senior Secured Bonds ("Bonds") due 2026. The proceeds of the Bonds were used primarily to repay notes due to affiliates, partially reimburse members for capital contributions and for working capital purposes. Substantially all of the Company's assets are pledged as collateral.

The Company's scheduled principal payments of long term debt at March 31, 2002 are as follows (in millions): 2002-$8.1; 2003-$13.8; 2004-$14.7; 2005-$16.8; 2006-$18.4; 2007-$18.6 and thereafter -$311.6.

In August 2001, the Company entered into a forward-starting interest rate swap (the "Swap") with a notional amount of $410 million. The Swap was designated as a hedge of interest rate risk associated with variability in rates from the date of Swap execution to the date at which the fixed rate of the Bonds was determined, for the first $410 million of Bonds issued. As of September 30, 2001, the fair value of the Swap was recognized as a derivative liability in the Company's Consolidated Balance Sheet. At that time, the Company expected to issue at least $410 million of Bonds and the unrealized loss was deferred in Accumulated Other Comprehensive Income ("AOCI") as the effective portion of the change in fair value of the related hedging instrument. Immediately prior to the issuance of the Bonds, the Company determined that the principal amount of Bonds to be issued would be less than $410 million. The Company recognized approximately $1.1 million of losses previously deferred in AOCI associated with the portion of the hedged forecasted transactions that would not occur.

At the time the Bonds were issued, the Company settled the interest rate swap for a total cash payment of $15.8 million. This realized loss, net of the $1.1 million loss recognized as discussed above and amounts reclassified to interest expense subsequent to the issuance of the Bonds, is deferred in AOCI at March 31, 2002. The unamortized balance of the deferred loss will be recognized in earnings over the life of the Bonds using the effective interest method. The Company expects to reclassify approximately $0.9 million of losses deferred in AOCI to earnings during the twelve-month period following March 31, 2002.

Note 5 - Cumulative Effect of a Change in Accounting Principle

The Company adopted SFAS 133, Accounting For Derivative Instruments And Hedging Activities, on October 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect of a change in accounting principle of $158,000 as an increase in earnings. The Company also recorded a cumulative effect of a change in accounting principle, reducing AOCI and Members' Capital by $2.5 million. The Company reclassified this entire AOCI amount, which was related to derivatives that were designated as cash flow hedges, to earnings during the year ended September 30, 2001 as the hedged transactions impacted earnings.

Note 6 - Total Comprehensive Income (Loss)

Total comprehensive income (loss) was $(3.4) million and $(2.5) million for the three and six months ended March 31, 2002, and $12.8 million and $14.7 million for the three and six months ended March 31, 2001.

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

The operation of power generation facilities involves many risks, including: performance below expected levels of output or efficiency; interruption in fuel supply or inadequate quality of supplied fuel; power shutdown due to the breakdown or failure of the Company's equipment or processes or shortages of replacement equipment or spare parts; disruptions in the Company's ability to deliver electricity; inability to operate within limits required by various regulatory agencies; labor disputes; and operator error or catastrophic events that could result in personal injury, loss of life, environmental damage or severe damage to or destruction of the Company's facility and suspension of its operations or disruption of the markets that it serves.

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

In addition, the Company's business is based on generating power at central power plants that achieves economies of scale and produces electricity at a low price. There are other technologies, including fuel cells, microturbines and photovoltaic (solar) cells, that can produce electricity, and research and development activities in such alternate technologies are ongoing. It is possible that advances will reduce the costs of alternative methods of electric generation to levels that are equal to or below the combustion technology used in the Company's facility.

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

If any of these entities does not fulfill its obligations or terminate their agreements with the Company, and if the Company cannot make adequate alternate arrangements, its revenues could decrease materially, or its costs could increase, and the Company may be unable to make payments on its debt as it comes due.

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

Although the Company believes that it has obtained all material energy-related approvals currently required for its operations, it may require additional regulatory approvals in the future due to a change in existing laws and regulations, a change in the purchasers of power from the Company's facility or for other reasons. In addition, the current structure of federal and state energy regulation is subject to changes and restructuring proposals. It is difficult to predict what form these changes may take and what the impact may be on the Company's operations.

The Company also must implement management practices for handling hazardous materials, preventing spills, planning for emergencies, ensuring worker safety, and addressing other operational issues. If the Company does not comply with these requirements, it could be prevented from operating some or all of its units, and it could be subject to civil or criminal liability and the imposition of liens or fines. In addition, modifications to the units to comply with these requirements as they change over time could be required and could be expensive.

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

ELWOOD ENERGY LLC
(A Limited Liability Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results Of Operations

Comparative Three-months Periods

In the second quarter of fiscal year ending September 30, 2002, the Company had a net loss of $3.7 million compared to net income of $12.8 million in the second quarter of fiscal year 2001. As in fiscal year 2001, electric sales revenues consisted of payments under the Engage and Exelon power sales agreements. In addition, Units 5-9 achieved commercial operation in May and June of 2001, so revenues in the second quarter of fiscal year 2002 also included payments under the Aquila power sales agreements. The decrease in revenues is attributable to $7.3 million of non-recurring income recognized in the second quarter of fiscal year 2001 related to the settlement of gas options. Due to mild weather conditions, the units were not dispatched frequently in 2002 or 2001 and substantially all recurring revenues were generated from capacity payments of $8.7 million and $8.2, million respectively.

Depreciation and operations expense increased as five additional turbines (Units 5-9) achieved commercial operation and were placed in service.

Interest expense of $8.4 million related to the issuance of bonds in October 2001. All interest expense in the second quarter of fiscal year 2001 was capitalized as it related to the construction of Units 5-9.

Comparative Six-months Periods

For the six months ended March 31, 2002, the Company had a net loss of $7.1 million compared to net income of $14.7 million in the first six months of fiscal year 2001. As in fiscal year 2001, electric sales revenues consisted of payments under the Engage and Exelon power sales agreements. In addition, Units 5-9 achieved commercial operation in May and June of 2001, so revenues in the first six months of 2002 also included payments under the Aquila power sales agreements. The decrease in revenues is attributable to $8.1 million of non-recurring income recognized in fiscal year 2001 related to the settlement of gas options. During the first six months of 2002, the units were not dispatched frequently due to mild weather conditions, and substantially all recurring revenues were generated from capacity payments of $17.2 million. During the first six months of 2001, the units were dispatched and generated $3.5 million of energy payments in addition to $10.9 million from capacity payments. The increase in capacity payments relates to the additional units achieving commercial operation.

Fuel expense during the first six months of fiscal year 2002 was lower because the units did not operate as many hours as the first quarter of fiscal year 2001. Depreciation expense increased due to Units 5-9 achieving commercial operations. Operations expense increased primarily due to additional start-up, training and unit check out cost attributable to the new units.

Interest expense of $16.5 million related to the issuance of bonds in October 2001. All interest expense in the first six months of fiscal year 2001 was capitalized as it related to the construction of Units 5-9.

ELWOOD ENERGY LLC
(A Limited Liability Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Liquidity and Capital Resources

Internal Sources of Liquidity

Cash flows used in operating activities were $14.7 million for the six months ended March 31, 2002, as compared to cash provided by operating activities of $15.1 million for the same period of 2001. The decrease in cash flow from operating activities reflects lower operating revenues, higher interest expense due to the issuance of bonds and repayment of $15.9 million of affiliated payables. The Company's members are not required to make any additional capital contributions.

External Sources of Liquidity

During the six months ended March 31, 2002, the Company issued $402 million of 8.159% Senior Secured Bonds. As discussed below, proceeds were used primarily to repay notes due to affiliates, partially reimburse members for capital contributions, and for working capital. See Note 4 to the Condensed Consolidated Financial Statements for further discussion.

Investing Activities

Net cash flows from investing activities was $4.4 million for the six months ended March 31, 2002, compared to net cash flows used in investing activities of $150.1 million for the same period in 2001. The Company deposited $28.1 million in restricted accounts due to bond covenants in the first six months of fiscal year 2002. In addition, construction was completed on Units 5 through 9 during fiscal year 2001, resulting in capital expenditures of approximately $167.8 million during the first six months of fiscal year 2001. There have been no significant changes in the planned levels of future spending for capacity and other capital projects as disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for the year ended September 30, 2001 included in the Company's Form S-4, File No. 333-76526, filed January 10, 2002 ("Registration Statement"). The Company expects to fund its capital requirements from operations.

Financing Activities

During the six months ended March 31, 2002, financing activities resulted in a net cash inflow of $13.1 million. The repayment of notes due to affiliates of $275.8 million and dividends paid of $105.5 million were offset by the receipt of bond proceeds of $402 million.

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

Environmental Matters

There have been no significant developments with regard to environmental matters disclosed in MD&A and notes to the financial statements for the year ended September 30, 2001 included in the Company's Registration Statement nor have any significant new environmental matters arisen during the first six months of fiscal year 2002.

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

Market Risk Sensitive Instruments and Risk Management

At March 31, 2002, the Company held no market risk sensitive instruments. At September 2001, the Company held a forward-starting interest rate swap that was financially settled in October 2001. See Note 4 to the Condensed Consolidated Financial Statements.

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

(b) Reports on Form 8-K:

No reports on Form 8-K were filed for the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELWOOD ENERGY LLC Registrant

May 9, 2002	/s/ Lee D. Katz
Lee D. Katz Principal Financial and Accounting Officer