Form 10-Q
period 2002-06-30
ELWOOD ENERGY LLC
filed 2002-08-13
CIK 1163267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

or

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

ELWOOD ENERGY LLC
(A Limited Liability Company)

INDEX

ELWOOD ENERGY LLC
(A Limited Liability Company)

PART I. Financial Information
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30		Nine Months Ended June 30
	2002	2001	2002	2001
	(thousands)		(thousands)

Operating revenues	$ 23,256	$15,751	$41,027	$38,304
Electric sales	$ 22,173	$ 15,751	$ 39,944	$ 30,107
Other revenues	1,083	-	1,083	8,197
Total revenues	23,256	15,751	41,027	38,304

Operating expenses
Fuel	5,127	3,678	5,662	7,155
Operations	1,318	941	4,099	2,371
Depreciation	4,625	2,114	9,316	5,338
General and administrative	134	93	524	622
Other taxes	78	58	175	143
Total operating expenses	11,282	6,884	19,776	15,629

Income from operations	11,974	8,867	21,251	22,675

Interest income (expense)
Interest expense	(8,343)	(1,004)	(24,878)	(1,004)
Interest income	441	190	212	929
Net interest income (expense)	(8,302)	(814)	(24,666)	(75)
Income before cumulative effect of a change in accounting principle	3,672	8,053	(3,415)	22,600
Cumulative effect of a change in accounting principle	-	-	-	158
Net income (loss)	$3,672	$8,053	$$(3,415)	$22,758

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ELWOOD ENERGY LLC
(A Limited Liability Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	June 30, 2002	September 30, 2001 *
	(thousands)
Current assets
Cash and cash equivalents	$ 2,602	$ 74
Restricted cash	43,354	-
Accounts receivable	5,8630	33,841
Note receivable from affiliates	-	32,406
Inventory	1,116	-
Prepaid assets	409	244
Total current assets	53,341	66,565

Property, plant and equipment
Property, plant and equipment	540,627	541,444
Less accumulated depreciation	36,470	27,155
Total property, plant and equipment, net	504,157	514,289

Deferred charges	6,334	544
Total assets	$563,832	$581,398

LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
Current portion of long-term debt	$ 14,21114,211	$ -
Accounts payable	4,867	2,609
Payables to affiliated companies	2,117	17,425
Notes payable to affiliates	-	275,843
Accrued expenses	16,391	21,886
Derivative liabilities	-	18,900
Deferred sales tax liability - current	770	770
Total current liabilities	38,356	337,433

Long-term debt	382,190	-
Deferred sales tax liability - long-term	13,860	14,437
Total liabilities	434,406	351,870

Members' capital
Members' capital	143,476	248,428
Accumulated other comprehensive loss	(14,050)	(18,900)
Total members' capital	129,426	229,528
Total liabilities and members' capital	$563,832	$581,398

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

* The Condensed Consolidated Balance Sheet at September 30, 2001 has been derived from the audited Consolidated Financial Statements at that date.

ELWOOD ENERGY LLC
(A Limited Liability Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended June 30,
	2002	2001
	(thousands)

Net cash flows from operating activities	$ 406	$ 13,759

Cash flows from (used in) investing activities
Capital expenditures	-	(189,478)
Temporary investment of restricted cash funds	(43,354)	-
Cash collected on affiliated notes receivable	32,406	17,704
Net cash used in investing activities	(10,948)	(171,774)

Cash flows from (used in) financing activities
Capital contributions	4,000	20,000
Dividends paid	(105,536)	(33,000)
Debt issueance costs paid	(5,951)	-
Issuance of long-term debt	402,000	-
Payment of long-term debt	(5,600)	-
Issuance of affiliated notes payable	-	164,636
Repayment of affiliated notes payable	(275,843)	-
Net cash from financing activities	13,070	151,636

Increase (decrease) in cash and cash equivalents	2,528	(6,379)
Cash and cash equivalents at beginning of period	74	8,553
Cash and cash equivalents at end of period	$ 2,602	$ 2,174

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

ELWOOD ENERGY LLC
(A Limited Liability Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

Elwood Energy LLC (the "Company"), a Delaware limited liability company, was organized on May 13, 1998. Its members are Dominion Elwood, Inc., a wholly-owned subsidiary of Dominion Energy, Inc. ("DEI"), and Peoples Elwood, LLC, an indirect, wholly-owned subsidiary of Peoples Energy Resources Corp. ("PERC"). DEI is a wholly-owned subsidiary of Dominion Resources, Inc. and PERC is a wholly-owned subsidiary of Peoples Energy Corporation (PEC). Pursuant to an Operating Agreement dated July 23, 1998, Dominion Elwood, Inc. and Peoples Elwood, LLC became sole members of the Company. Each Member owns a 50% interest in the profits, losses and distributions made by the Company. In August 2001, the Company merged with Elwood Energy II, LLC and Elwood Energy III, LLC, with the Company as the surviving entity. Until August 2001, the Company owned only four electric generating turbines ("Units 1-4"); however, as a result of the merger, five additional electric generating turbines ("Units 5-9") were added.

The permitted purposes of the Company are: (i) to own and develop 1,409 MW of simple cycle electric power generating peaking facilities in Elwood, Illinois; (ii) to purchase and sell fuel, electricity and capacity,; (iii) to operate and manage the facility; and (iv) to engage in any other activities permitted by law.

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

The Company is primarily a peaking facility, providing more energy when demand is highest, generally in the summer months. The Company has contracted to sell 100% of the generation capacity and electric energy output to Exelon, Engage and Aquila under pPower sSales aAgreements (PSAs) with each of them. The PSAs are assigned by Unit with varying lengths of duration. The Exelon PSA covers Units 3, 4 and 9 through December 31, 2012 and Units 1-2 from January 1, 2005 through December 31, 2012. The Engage PSA covers Units 1 and 2 through December 31, 2004 and the Aquila PSAs cover Units 5-6 and 7-8 through August 31, 2016 and August 31, 2017, respectively. Engage has sold the energy and capacity of Units 1 and 2 during the remaining term of the Engage PSA to Exelon.

The Company's primary fuel is natural gas. Its fuel requirements are served through three types of contracted services: (i) the Gas Transportation and Balancing Services Agreement with Northern Illinois Gas Company; (ii) physical fuel supply with various market participants; and (iii) the Fuel Management Services Agreement with PERC. Prior to May 1, 2002, the Fuel Management Services Agreement was with Cinergy Marketing & Trading LLC.

ELWOOD ENERGY LLC
(A Limited Liability Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2 - Significant Accounting Policies

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of June 30, 2002, the results of operations for the three and nine months ended June 30, 2002 and 2001, and the cash flows for the nine months ended June 30, 2002 and 2001.

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

Note 3 - Recently Issued Accounting Standards

Business Combination and Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. The new standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination. The Company adopted this standard effective October 1, 2001. At June 30, 2002, the Company had no material goodwill or other intangible assets.

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

The Company's scheduled principal payments of long term debt at June 30, 2002 are as follows (in millions): 2002-$2.5; 2003-$13.8; 2004-$14.7; 2005-$16.8; 2006-$18.4; 2007-$18.6 and thereafter -$311.6.

In August 2001, the Company entered into a forward-starting interest rate swap (the "Swap") with a notional amount of $410 million. The Swap was designated as a hedge of interest rate risk associated with variability in rates from the date of Swap execution to the date at which the fixed rate of the Bonds was determined, for the first $410 million of Bonds issued. As of September 30, 2001, the fair value of the Swap was recognized as a derivative liability in the Company's Consolidated Balance Sheet. At that time, the Company expected to issue at least $410 million of Bonds and the unrealized loss was deferred in Accumulated Other Comprehensive Income ("AOCI") as the effective portion of the change in fair value of the related hedging instrument. Immediately prior to the issuance of the Bonds, the Company determined that the principal amount of Bonds to be issued would be less than $410 million. The Company recognized approximately $1.1 million of losses previously deferred in AOCI associated with the portion of the hedged forecasted transactions that did not occur.

At the time the Bonds were issued, the Company settled the interest rate swap for a total cash payment of $15.8 million. This realized loss, net of the $1.1 million loss recognized as discussed above and amounts reclassified to interest expense subsequent to the issuance of the Bonds, is deferred in AOCI at June 30, 2002. The unamortized balance of the deferred loss will be recognized in earnings over the life of the Bonds using the effective interest method. The Company expects to reclassify approximately $0.9 million of losses deferred in AOCI to earnings during the twelve-month period following June 30, 2002.

The Company has entered into a revolving working capital credit facility with DEI and PERC. The facility specifies a maximum aggregate amount ofnot to exceed $10 million and will be jointly funded by each member. The term of the facility will beginegan on July 1, 2002 and will continue through June 30, 2003. The facility will be automatically extended for one (1) year and annuallyto year thereafter unless written notice to terminate is given at least thirty (30) days prior to a year end period by any of the parties. The interest rate on the loan will equal the 90-day A2/P2 non-financial commercial paper rate in effect on the borrowing date, as reported inper the Federal Reserve Release - Commercial Paper, plus 1/2 of 1% (0.50%). Repayment of the loans will shall be the earlier of ninety days after the borrowing or the Ttermination date. The Company may prepay a loan prior to maturity without premium or penalty. Loan proceeds shallmust be used solely for the funding of cash expenses incurred for the maintenance, administration and operation of the Company.

ELWOOD ENERGY LLC
(A Limited Liability Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5 - Cumulative Effect of a Change in Accounting Principle

The Company adopted SFAS 133, Accounting For Derivative Instruments And Hedging Activities, on October 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect of a change in accounting principle of $0158,000.2 million as an increase in earnings. The Company also recorded a cumulative effect of a change in accounting principle, reducing AOCI and Members' Capital by $2.5 million. The Company reclassified this entire AOCI amount, which was related to derivatives that were designated as cash flow hedges, to earnings during the year ended September 30, 2001, as the hedged transactions impacted earnings.

Note 6 - Total Comprehensive Income

Total comprehensive income was $3.9 million and $1.4 million for the three and nine months ended June 30, 2002, and $108.91 million n and d $242.87 million for the three and nine months ended June 30, 2001.

Note 7 - Subsequent Events

On July 8, 2002 dividends of $16.2 million were paid to members.

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

If the Company does not operate its units efficiently and as required under its Power Sales Agreements, the Company could experience reduced revenues (both with regard to the sale of energy and because in certain circumstances the Company may receive reduced capacity payments under its power sales agreements) and increased operating costs. Operational problems and inefficiencies could also result in an inability to obtain sufficient capital for improvements.

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

In addition, the Company's business is based on generating power at central power plants that achieve economies of scale and produces electricity at a low price. There are other technologies, including fuel cells, microturbines and photovoltaic (solar) cells, that can produce electricity, and research and development activities in such alternate technologies are ongoing. It is possible that advances will reduce the costs of alternative methods of electric generation to levels that are equal to or below the combustion technology used in the Company's facility.

The Company depends on a number of other entities to operate and maintain its facility and on a small number of power purchasers to provide all of its revenues.

The Company is highly dependent on other entities to operate its facility and produce revenues. This includes agreements with various companies for the following: supply and transportation of natural gas; operation and maintenance of its facility; delivery of its generated electricity; and purchase of electric generating capacity and energy from the Company. At this time, the Company sells all of its electric generating capacity and energy to three customers, Exelon Generation Company, LLC, Engage America LLC and Aquila Energy Marketing Corporation.

If any of these entities does not fulfill its obligations, terminates its agreements with the Company, or experiences severe credit deterioration, and if the Company cannot make adequate alternate arrangements, its revenues could decrease materially, or its costs could increase, and the Company may be unable to make payments on its debt as it comes due.

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

The Company also must implement management practices for handling hazardous materials, preventing spills, planning for emergencies, ensuring worker safety, and addressing other operational issues. If the Company does not comply with these requirements, it could be prevented from operating some or all of its units, and it could be subject to civil or criminal liability and the imposition of liens or fines. In addition, modifications to the units to comply with these requirements, as they change over time, could be required and could be expensive.

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

ELWOOD ENERGY LLC
(A Limited Liability Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results Of Operations

Comparative Three-months Periods

InFor the third quarter of fiscal year ending September 30, 2002, the Company had net income of $3.7 million, compared to net income of $8.1 million in the third quarter of fiscal year 2001. As in fiscal year 2001, electric sales revenues consisted of payments under the Engage and Exelon power sales agreements. In addition, Units 5-9 achieved commercial operation in May and June of 2001, so revenues in the third quarter of fiscal year 2002 and 2001 also included payments under the Aquila power sales agreements. The increase in revenues is attributable to higher capacity and energy payments in the third quarter of 2002. Capacity payments in the third quarter were $17.7 million compared to $11.2 million during the same period of 2001. The increase in capacity payments relates to the additional units being operational for the full three-month period in 2002. During the third quarter of 2002 and 2001, the units were dispatched and generated $4.4 million and $3.8 million of energy payments, respectively.

Depreciation, fuel and operations expenses increased as five additional turbines (Units 5-9) were achieved commercial operational for the full three-month period in 2002 and were placed in service in the fiscal year.

.

The Company incurred interest expense of $8.3 million related to the issuance of bonds in October 2001.

Comparative Nine-months Periods

For the nine months ended June 30, 2002, the Company had a net loss of $3.4 million, compared to net income of $22.8 million in the first nine months of fiscal year 2001. As in fiscal year 2001, electric sales revenues consisted of payments under the Engage and Exelon power sales agreements. In addition, Units 5-9 achieved commercial operation in May and June of 2001, so revenues in the first nine months of 2002 and 2001 also included payments under the Aquila power sales agreements. The decrease in net income is primarily due to interest expense of $24.9 million related to the issuance of bonds in October 2001. The increase in revenues is attributable to higher capacity payments, partially offset by lower energy payments. In addition, and $8.1 million of non-recurring income was recognized in fiscal year 2001 related to the settlement of gas options compared to $1.1 million of non-recurring income in the same period in 2002 related to sales of gas inventory. Capacity payments in the first nine months of 2002 were $34.8 million, compared to $22.1 million during the same period in 2001. The increase in capacity payments relates to the additional units achieving commercial operation full the full nine-month period. During the first nine months of 2002 and 2001, the units were dispatched and generated $5.1 million and $7.9 million of energy payments, respectively.

Fuel expense during the first nine months of fiscal year 2002 was lower because the units did not operate as many hours as in the first nine months the first quarter of fiscal year 20012 compared with the same period in 2001. Depreciation expense increased due to Units 5-9 achieving commercial operations during the third quarter of 2001. Operations expense increased primarily due to additional start-up, training and unit check out cost attributable to the new units.

The Company incurred interest expense of $24.9 million related to the issuance of bonds in October 2001.

ELWOOD ENERGY LLC
(A Limited Liability Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Liquidity and Capital Resources

Internal Sources of Liquidity

Cash flows provided by operating activities were $0.4 million for the nine months ended June 30, 2002, as compared to cash provided by operating activities of $13.8 million for the same period of 2001. The decrease in cash flow from operating activities reflects higher interest payments due to the issuance of bonds and repayment of $15.3 million of affiliated payables, partially offset by higher operating revenues. The Company's members are not required to make any additional capital contributions.

External Sources of Liquidity

During the nine months ended June 30, 2002, the Company issued $402 million of 8.159% Senior Secured Bonds. As discussed below, proceeds were used primarily to repay notes due to affiliates, partially reimburse members for capital contributions, and for working capital. See Note 4 to the Condensed Consolidated Financial Statements for further discussion.

In June 2002, the Company entered into a revolving working capital credit facility with DEI and PERC. The facility specifies a maximum aggregate amount not to exceedof $10 million and will be jointly funded by each member. The term of the facility will begin on July 1, 2002 and continue through June 30, 2003. The facility will be automatically extended for one (1) year and annually year to year thereafter unless written notice to terminate is given at least thirty (30) days prior to a year end period by any of the parties. The interest rate on the loan will equal the 90-day A2/P2 non-financial commercial paper rate in effect on the borrowing date, as per thereported in the Federal Reserve Release - Commercial Paper, plus 1/2 of 1% (0.50%).

Investing Activities

Net cash flows used in investing activities were $10.9 million for the nine months ended June 30, 2002, compared to net cash flows used in investing activities of $171.8 million for the same period in 2001. The Company deposited $43.4 million in restricted accounts due to bond covenants in the first nine months of fiscal year 2002. In addition, construction was completed on Units 5 through 9 during fiscal year 2001, resulting in capital expenditures of approximately $189.5 million during the first nine months of fiscal year 2001. There have been no significant changes in the planned levels of future spending for capacity and other capital projects as disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for the year ended September 30, 2001 included in the Company's Form S-4, File No. 333-76526, filed January 10, 2002 ("Registration Statement"). The Company expects to fund its capital requirements from cash provided by operations.

Financing Activities

During the nine months ended June 30, 2002, financing activities resulted in a net cash inflow of $13.1 million. The proceeds of $402 million from the issuance of Senior Secured Bonds were used to repayment $275.8 million of notes due to affiliates of $275.8 million and pay dividends to members paid of $105.5 million were offset by the receipt of bond proceeds of $402 million.

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

Federal Energy Regulatory Commission (FERC) Standard Market Design Proposal

On July 31, 2002, FERC issued a Notice of Proposed Rulemaking in which it proposed to establish a standardized transmission service and wholesale electric market design for entities participating in wholesale electric markets. FERC proposes to exercise jurisdiction over the transmission component of bundled retail transactions, modify the existing electric transmission tariff to include a single tariff service applicable to all transmission customers, and provide a standard market design for wholesale electric markets. Comments on the proposal are due on or before October 15, 2002.

Environmental Matters

There have been no significant developments with regard to environmental matters disclosed in MD&A and notes to the financial statements for the year ended September 30, 2001 included in the Company's Registration Statement nor have any significant new environmental matters arisen during the first nine months of fiscal year 2002.

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

Market Risk Sensitive Instruments and Risk Management

At June 30, 2002, the Company held no market risk sensitive instruments. At September 2001, the Company held a forward-starting interest rate swap that was financially settled in October 2001. See Note 4 to the Condensed Consolidated Financial Statements.

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

3.3	Form of First Amendment to the Amended and Restated Operating Agreement of Elwood Energy LLC (Exhibit 3.3, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).
10.1	Fuel Supply and Management Agreement between Elwood Energy LLC and Peoples Energy Resources Corp., effective as of May 1, 2002 (filed herewith).
10.2	Working Capital Facility Agreement among Elwood Energy, LLC, Dominion Energy, Inc. and Peoples Energy Corporation, effective July 1, 2002 (filed herewith).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:
No reports on Form 8-K were filed for the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ELWOOD ENERGY LLC Registrant

August 13, 2002	/s/ Lee D. Katz
Lee D. Katz Principal Financial and Accounting Officer