Form 10-K
period 2002-09-30
ELWOOD ENERGY LLC
filed 2002-12-18
CIK 1163267

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of December 1, 2002, all of Elwood Energy LLC's member interests were held by Dominion Elwood, Inc. and Peoples Elwood, LLC.

DOCUMENTS INCORPORATED BY REFERENCE
None

ELWOOD ENERGY LLC

PART I

ITEM 1. BUSINESS

THE COMPANY

Elwood Energy LLC (the Company or Elwood), a Delaware limited liability company, was organized on May 13, 1998. Its members are Dominion Elwood, Inc. (Dominion Elwood), a wholly-owned subsidiary of Dominion Energy, Inc. (DEI), and Peoples Elwood, LLC (Peoples Elwood), an indirect, wholly-owned subsidiary of Peoples Energy Resources Corp. (PERC). DEI is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion) and PERC is a wholly-owned subsidiary of Peoples Energy Corporation (Peoples). Each member owns a 50% interest in the profits, losses and distributions made by the Company. In August 2001, the Company merged with Elwood Energy II, LLC and Elwood Energy III, LLC, with the Company as the surviving entity. Until August 2001, the Company owned only four electric generating turbines (Units 1-4); however, as a result of the merger, five additional electric generating turbines (Units 5-9) were added.

The permitted purposes of the Company are: (i) to own and develop 1,409 MW of simple cycle electric power generating peaking facilities in Elwood, Illinois; (ii) to purchase and sell fuel, electricity and capacity; (iii) to operate and manage the facility; and (iv) to engage in any other activities permitted by law.

The Company is primarily a peaking facility, providing more energy when demand is highest, generally in the summer months. The Company has contracted to sell 100% of the generation capacity and electric energy output to three companies under Power Sales Agreements (PSAs): Exelon Generation Company, LLC (Exelon), Engage America LLC (Engage) and Aquila Energy Marketing Corporation (Aquila), with Aquila Inc. as co-obligor. The PSAs are assigned by Unit with varying lengths of duration. The Exelon PSA covers Units 3, 4 and 9 through December 31, 2012 and Units 1-2 from January 1, 2005 through December 31, 2012. The Engage PSA covers Units 1-2 through December 31, 2004 and the Aquila PSAs cover Units 5-6 and 7-8 through August 31, 2016 and August 31, 2017, respectively. Engage has sold the energy and capacity of Units 1 and 2 during the remaining term of the Engage PSA to Exelon. For additional discussion regarding Aquila Inc.'s corporate credit downgrade, see Risk Factors and Cautionary Statements that May Affect Future Results in Management's Discussion and Analysis of Results of Operations (MD&A) and Note 9 to the Consolidated Financial Statements.

The Company's principal office is located at 120 Tredegar Street, Richmond, Virginia 23219-3932. The telephone number is (804) 819-2000. The Company has no employees. All of the Company's managers and officers are full-time employees of either Dominion or Peoples.

REGULATION

The Company is a public utility under the Federal Power Act and subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to wholesale electric rates and other matters. The Company has received authority to make wholesale sales of electricity to its wholesale customers at market-based rates. FERC has reserved the right to revoke the Company's market-based rate authority if it is subsequently determined that the Company or its affiliates possess excessive market power.

The Company has also been granted Exempt Wholesale Generator (EWG) status by the FERC under the Public Utility Holding Company Act of 1935 (PUHCA). The Company is therefore not considered to be an electric utility for purposes of the PUHCA. Accordingly, ownership of an interest in an EWG does not subject the owners to regulation as a utility holding company.

As an EWG, the Company is permitted to sell capacity and electricity in the wholesale markets, but not in the retail markets. Accordingly, after termination of the Engage, Exelon and Aquila PSAs, the Company may sell its capacity and electrical output in the wholesale markets or to power marketers (who could be the Company's affiliates) who can in turn make retail sales.

The Company has received an opinion of counsel that it is not deemed to be a public utility under existing Illinois law as a result of the operation of the Company and sales of power as contemplated under the power sales agreements. The opinion is based on Illinois court decisions involving gas utilities that hold that an entity does not become a public utility unless it holds itself out to the public generally as a supplier of utility service. Because the Company does not serve the public generally, counsel has concluded that the Company is not subject to regulation as an Illinois public utility.

COMPETITION

The Energy Policy Act of 1992 (Energy Policy Act) established the groundwork for a competitive wholesale market for electricity. Among other things, the Energy Policy Act expanded the FERC's authority to order electric utilities to transmit third-party electricity over their transmission lines. In addition, in 1996 the FERC issued Order 888 that requires all electric utilities to file tariffs providing non-discriminatory, open access wholesale wheeling service on their transmission systems. This allowed qualifying facilities, power marketers and EWGs, a new category of generating entity created by the Energy Policy Act, to compete more effectively in the wholesale market.

At this time, the Company cannot predict how changing industry conditions may affect the Company's future operations. Because the Company has long-term contracts for the sale of its capacity and output to Engage, Exelon and Aquila, it does not expect competitive forces to have a significant effect on its business so long as the contracts remain in effect, unless competitive forces affect the ability of these purchasers to perform their obligations under the contracts. After the termination of these PSAs, the Company may be subject to market competition for the sale of all or part of its electric generating capacity and electrical output.

When the Company's PSAs with Exelon and Aquila expire or are terminated in accordance with their terms, the Company may enter into new long-term power sales agreements (by extending or renewing contracts with its existing customers or entering into new third party contracts). If the Company cannot enter into long-term power sales agreements, the Company may sell the capacity and energy on a "merchant" basis. Merchant marketing may involve the sale of the capacity and energy on a shorter-term "spot" basis and/or the use of hedging products to manage volatility. Market prices for short-term power have deteriorated recently so that if the Company had to sell on a merchant basis, realized prices would be significantly lower than under the existing PSAs. See Risk Factors and Cautionary Statements that May Affect Future Results in MD&A.

ENVIRONMENTAL MATTERS

The Company is subject to federal, state and local environmental regulatory requirements. In accordance with applicable Federal and state environmental laws, the Company has applied for or obtained the necessary environmental permits material to the operation of the generating stations. Many of these permits are subject to re-issuance and continuing review. For discussion of matters relating to environmental compliance, see Environmental Matters in MD&A.

FUEL SUPPLY

The Company's fuel for its Units is natural gas. Its fuel requirements are served through three types of contracted services: (i) the Gas Transportation and Balancing Services Agreement with Northern Illinois Gas Company (Nicor); (ii) physical fuel supply with various market participants; and (iii) the Fuel Management Services Agreement with PERC.

The Company has contracted for the purchase of firm gas supplies, as needed and generally only when the facility consumes gas, at a daily spot gas price under a fuel supply and management agreement with PERC. Because the Company is a peaking facility, it is expected to operate on short notice and will experience significant hourly, daily and seasonal variations in fuel requirements.

The Company also has the flexibility to acquire gas supplies from other sources. A number of high pressure, high deliverability gas pipelines interconnect near Chicago and are linked to gas reserves in upstream basins. In addition, the development of liquid trading points throughout the United States and Canada and the Midwest's favorable location on the natural gas transportation grid should facilitate access to diverse sources and flexibility in meeting specific supply requirements.

 GAS PIPELINE INTERCONNECTIONS AND FUEL TRANSPORTATION SERVICES

The Company has entered into a long-term transportation and storage balancing service with Nicor for firm (non-interruptible) hourly delivery of fuel supplies to meet its firm power dispatch obligations. Gas transportation and balancing is provided on a firm, short-notice basis to meet the hourly dispatches of the Company's power sales customers.

In addition, the local market has substantial storage capacity. Both local distribution companies, Nicor and the Peoples Gas Light and Coke Company, own and operate large local storage fields near the Company and also contract for significant capacity from interstate pipelines and from other sources. Much of this contract storage is also located near the Company in a geological region that supports aquifer storage of gas.

CAPITAL REQUIREMENTS AND FINANCING ACTIVITIES

See Liquidity and Capital Resources of MD&A for details about the Company's capital requirements and financing program.

ITEM 2. PROPERTIES

The Company owns a 1,409 megawatt electric generation peaking facility, consisting of nine natural gas-fired, simple-cycle units of approximately 156.5 megawatts each. Units 1-4 were completed and in operation since 1999. Construction on Units 5-9 began in July 2000, and they reached commercial operation between May and July 2001.

The facility is located on two adjoining parcels of land. Units 1-4 are located on one parcel that is held by the Company under a ground lease with PERC. Units 5-9 are located on another parcel of land that is held by the Company in fee.

Substantially all of the Company's assets are mortgaged or pledged to secure payment of its 8.159% Senior Secured Bonds due 2026 (Senior Secured Bonds).

ITEM 3. LEGAL PROCEEDINGS

There are currently no pending material legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's members during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dominion Elwood and Peoples Elwood each own 50% of the Company's member interests. There is no market for the Company's member interests.

The Company paid quarterly cash dividends as follows:

	1st	2nd	3rd	4th
	(millions)
2002	$98	$ 8	$ -	$16
2001	$ 6	$27	$ -	$ -

ITEM 6. SELECTED FINANCIAL DATA

(thousands, except ratio)
	2002 (1)	2001(2)	2000	1999	1998
Operating revenues	$102,714	$96,467	$56,849	$25,593	$ -
Income from operations	52,450	52,018	29,442	16,256	-
Income before cumulative effect of a change in accounting principle	19,479	49,214	30,356	17,028	-
Cumulative effect of a change in accounting principle	-	158	-	-	-
Net income	19,479	49,372	30,356	17,028	-
Total assets	556,688	581,398	350,913	220,953	28,409
Long-term debt	380,059	-	130,126	-	-
Ratio of Earnings to Fixed Charges	1.6	4.1	11.9	-	-

(1) Operating revenues included a $1.1 million gain on the settlement of gas inventory.
(2) Operating revenues included a $8.2 million gain on the settlement of natural gas options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

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

The operation of the Company's facility involves many risks, including operating risks and the risk of events and competitive forces that are beyond its control.

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

If the Company does not operate its units efficiently and as required under its PSAs, the Company could experience reduced revenues (both with regard to the sale of energy and because in certain circumstances the Company may receive reduced capacity payments under its power sales agreements) and increased operating costs. Operational problems and inefficiencies could also result in an inability to obtain sufficient capital for improvements.

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

In addition, the Company's business is based on generating power at central power plants that achieve economies of scale and produce electricity at a low price. There are other technologies, including fuel cells, microturbines and photovoltaic (solar) cells, that can produce electricity, and research and development activities in such alternate technologies are ongoing. It is possible that advances will reduce the costs of alternative methods of electric generation to levels that are equal to or below the combustion technology used in the Company's facility.

The Company depends on a number of other entities to operate and maintain its facility and on a small number of power purchasers to provide all of its revenues.

The Company is highly dependent on other entities to operate its facility and produce revenues. This includes agreements with various companies for the following: supply and transportation of natural gas; operation and maintenance of its facility; delivery of its generated electricity; and purchase of electric generating capacity and energy from the Company. At this time, the Company sells all of its electric generating capacity and energy to three customers: Exelon, Engage and Aquila.

If any of these entities does not fulfill its obligations, terminates its agreements with the Company, or experiences severe credit deterioration, and if the Company cannot make adequate alternate arrangements, its revenues could decrease materially, or its costs could increase, and the Company may be unable to make payments on its debt as it comes due. In addition, market prices for short-term power have deteriorated recently so that if the Company had to sell on a merchant basis, realized prices would be significantly lower than under the existing PSAs.

A continued deterioration in Aquila's financial condition may have a material adverse effect on the Company's liquidity and results of operations.

Aquila is a significant customer of the Company, having contracted to purchase the capacity from four of the Company's nine units. If Aquila is unable to make its capacity payments and the Company cannot make adequate alternate arrangements of equivalent terms, the Company's revenues would materially decrease. In addition, the Company's cash flow would be reduced, which in turn could affect its operations and maintenance and ability to service its debt obligations.

In September and November 2002, respectively, Moody's Investor Service (Moody's) and Standard & Poor's Ratings Group (Standard & Poors), a division of The McGraw-Hill Companies, Inc., downgraded Aquila Inc.'s corporate credit rating to below investment grade. As a result of its credit downgrades, Aquila Inc. posted letters of credit in the aggregate amount of $18.7 million for the benefit of the Company. The letters of credit expire on May 31, 2003. While the letters of credit provide additional security for the performance of Aquila's obligations, if Aquila defaults under the PSAs, it could cause material adverse consequences to the Company under the indenture related to the Senior Secured Bonds.

The rating on the Company's Senior Secured Bonds has recently been downgraded by Standard & Poor's to BB+ with a negative outlook. The rating may also be reviewed by other rating agencies due to the significance of Aquila to the Company and the downgrade of Aquila Inc.'s corporate credit rating to below investment grade.

The Company will need access to the electric transmission grid after its current power sales agreements expire.

Although the Company has agreements with Commonwealth Edison Company to interconnect its facility to its transmission systems, it does not have any agreements in place for the transmission of electricity beyond that point. As long as the Company's current PSAs stay in place, the purchasers must obtain transmission service for the power purchased by them. If the Company needs to find substitute purchasers at some point, it may have to obtain this service itself. The current regulatory framework does not allow transmission providers to deny access to electric generators on a discriminatory basis. The Company cannot be sure that transmission service will always be available or that the price of available transmission service would enable it to compete effectively.

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

Critical Accounting Policies

The Company recognizes capacity revenue in accordance with Emerging Issues Task Force Issue No. 91-6, Revenue Recognition of Long-Term Power Sales Contracts. Therefore, capacity revenue is recognized based upon expected output which is weighted toward the summer months. Revenue for energy generated is recognized when produced.

Results of Operations

Overview of 2002 Results

For the fiscal year ended September 30, 2002, the Company generated net income of $19.5 million, compared to net income of $49.4 million for fiscal year 2001. Electric sales revenues consisted of capacity and energy charges under the Engage, Exelon, and Aquila PSAs. The increase in electric sales is attributable to higher capacity and energy revenues. Capacity revenues in 2002 were $80.9 million, compared to $69.1 million in 2001. The increase in capacity revenues relates to a full twelve-month period of capacity revenues from Units 5-9. During 2002 and 2001, the units were dispatched and generated $19.6 million and $18.3 million of energy revenues, respectively. Other revenue for fiscal year 2002 included $1.1 million associated with sales of gas inventory. In fiscal year 2001, other revenue included $8.2 million from the settlement of natural gas options.

Fuel expense for fiscal year 2002 was lower because the average fuel price in 2002 was lower than 2001. Depreciation expense increased $6.6 million due to the commercial operations of Units 5-9 for the full twelve-month period, partially offset by a $1.6 million decrease due to a change in the estimated useful life of the plant. Operations expense increased $2.3 million primarily due to additional start-up, training and unit check out cost attributable to the new units. The increase in expenses offset the increase in total revenues, and operating income remained substantially unchanged.

The Company incurred interest expense of $32.8 million related to the issuance of long-term debt in October 2001. The overall decrease in net income in fiscal year 2002 is primarily due to the additional interest expense resulting from over a $100 million increase in debt levels and a higher average interest rate.

Overview of 2001 Results

In fiscal year 2001, the Company earned net income of $49.4 million on electric sales of $88.3 million and total revenues of $96.5 million. As in 2000, electric sales revenues consisted of capacity and energy revenues under the Engage and Exelon PSAs. In addition, Units 5-9 achieved commercial operation in May/June of 2001, so revenues included approximately three months of capacity and energy charges under the Aquila PSAs. Net income was higher in fiscal 2001 primarily due to the addition of Units 5-9 and an $8.2 million gain from settlement of natural gas options in February 2001. These open positions were closed in conjunction with the execution of an amended PSA with Exelon as of March 1, 2001 that mitigated the Company's natural gas risk exposure. The positive effects on operating revenues in 2001 were partially offset by higher depreciation, operating expenses and interest expense. Increased capacity revenues, resulting from Units 5-9 achieving commercial operation, were partially offset by higher capacity rates in effect for Units 1-4 during portions of the 2000 period. Increased fuel costs for the period prior to the execution of the amended Exelon agreement generally offset the increased electric revenues. Depreciation expense increased $7.6 million due to Units 5-9 achieving commercial operation. Other operating expenses increased primarily due to additional start-up, training and unit check out costs attributable to the new units. Interest expense increased $3.9 million due to the financing of Units 5-9 through the issuance of affiliated debt.

Liquidity and Capital Resources

The Company depends on both internal and external sources of liquidity to provide working capital and to fund its capital requirements. Management believes the Company's cash requirements will be satisfied by cash flows from operations and the revolving working capital credit facility discussed below.

Internal Sources of Liquidity

Cash flows provided by operating activities were $13.8 million for the fiscal year ended September 30, 2002, as compared to $90.6 million for the same period of 2001. The decrease in cash flow from operating activities reflects higher interest payments of $29.1 million due to the issuance of long-term debt, repayment of $14.9 million of affiliated payables and $15.8 million paid to settle an interest rate swap which is described in Note 4 to the Consolidated Financial Statements.

Substantially all of the Company's operating cash flows are derived from power sales agreements with three customers. See Risk Factors and Cautionary Statements That May Affect Future Results for additional information concerning the possible impact of a deterioration of Aquila Inc.'s financial condition may have on the Company's liquidity.

External Sources of Liquidity

During the fiscal year ended September 30, 2002, the Company issued $402 million of 8.159% Senior Secured Bonds. As discussed below, proceeds were used primarily to repay notes due to affiliates, partially reimburse members for capital contributions and for working capital. See Note 4 to the Consolidated Financial Statements for further discussion.

In June 2002, the Company entered into a revolving working capital credit facility with DEI and Peoples. The facility specifies a maximum aggregate amount of $10 million and will be jointly funded by each member. The term of the facility began on July 1, 2002 and continues through June 30, 2003. The facility will be automatically extended for one year and annually thereafter unless written notice to terminate is given by any of the parties at least thirty days prior to contract termination. The interest rate on the loan will equal the 90-day A2/P2 non-financial commercial paper rate in effect on the borrowing date, as reported in the Federal Reserve Release - Commercial Paper, plus 0.50%. At September 30, 2002, there was no balance outstanding under the credit facility.

The Company's members are not required to make any additional capital contributions.

If in the future the Company's capital requirements are not satisfied by cash provided by the Company's operations or the revolving working capital credit facility discussed above, the Company may have to access bank and capital markets as a source of liquidity. The indenture under which the Senior Secured Bonds were issued places restrictions on the Company's ability to make borrowings. In addition, the Company's ability to borrow funds or issue securities and the return demanded by investors are affected by the Company's credit ratings. Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities. In addition, disruptions in the bank and capital markets not specifically related to the Company may affect the Company's ability to access these funding sources or cause an increase in the return required by investors.

Both quantitative (financial strength) and qualitative (business or operating characteristics) factors are considered by the credit rating agencies in establishing the Company's credit ratings. The credit ratings for the Company are most affected by the Company's financial profile, respective cash flows, and changes in methodologies used by the rating agencies. In response to a downgrade of Aquila Inc.'s credit ratings, Standard & Poor's Rating Services lowered the credit rating for the Company's Senior Secured Bonds due 2026 to BB+ in late November 2002. Unless the Company's credit rating can be restored to investment grade, access to liquidity from banks and capital markets could be limited or quite costly.

The Company monitors the covenants in the financing documents under which the Senior Secured Bonds were issued on a regular basis in order to determine whether any events of default have occurred and to avoid any inadvertent events of default. As of September 30, 2002, there were no events of default under any such covenants.

Investing Activities

Net cash flows used in investing activities were $5.8 million for the fiscal year ended September 30, 2002, compared to $231.2 million for the same period in 2001. The Company deposited $37.8 million in restricted cash accounts due to Senior Secured Bond covenants. In addition, construction was completed on Units 5 through 9 during fiscal year 2001, resulting in capital expenditures of approximately $216.5 million during fiscal year 2001. There are no significant capital expenditures planned except for major maintenance, in the next five years and the Company expects to fund its capital requirements from cash provided by operations.

Financing Activities

During the fiscal year ended September 30, 2002, financing activities resulted in a net cash outflow of $5.5 million. The proceeds of $402 million from the issuance of Senior Secured Bonds were used to repay $275.8 million of notes due to affiliates and pay dividends to members of $97.5 million. Additional dividends of $24.2 million were paid to members based on available cash flows.

FERC Standard Market Design Proposal

On July 31, 2002, FERC issued a Notice of Proposed Rulemaking in which it proposed to establish a standardized transmission service and wholesale electric market design for entities participating in wholesale electric markets. FERC proposes to exercise jurisdiction over the transmission component of bundled retail transactions, modify the existing electric transmission tariff to include a single tariff service applicable to all transmission customers, and provide a standard market design for wholesale electric markets. Based on comment letters received, the FERC has decided to continue deliberations on this matter and has not issued final rules as of the filing of this report.

Environmental Matters

The Company is subject to rising costs resulting from a steadily increasing number of federal, state and local laws and regulations designed to protect human health and the environment. The laws and regulations affect future planning and existing operations.

The Clean Air Act requires the Company to reduce its emissions of sulfur dioxide (SO2) which is a gaseous by-product of fossil fuel combustions and to obtain operating permits for its facility. The Clean Air Act's SO2 reduction program is based on the issuance of a limited number of SO2 allowances, each of which may be used as a permit to emit one ton of SO2 into the atmosphere or may be sold to a third party.

Recently Issued Accounting Standards

Asset Retirement Obligations

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. The Company adopted this standard effective October 1, 2002 and did not identify any asset retirement obligations which would be recorded on the Company's financial statements.

Credit Risk

Credit risk represents the potential loss that the Company would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company maintains credit policies with respect to its counterparties that management believes minimize overall credit risk. Such policies include the evaluation of a prospective counterparty's financial condition. The Company also monitors the financial condition of existing counterparties on an ongoing basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2002, the Company held no market risk sensitive instruments. At September 2001, the Company held a forward-starting interest rate swap that was financially settled in October 2001. See Note 4 to the Condensed Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Management Committee of
Elwood Energy LLC
Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Elwood Energy LLC and subsidiaries (the Company) as of September 30, 2002 and 2001, and the related consolidated statements of income and comprehensive income, members' capital, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company changed their method of accounting for derivative instruments and hedging activities in the year ended September 30, 2001.

/s/ Deloitte & Touche LLP

December 3, 2002
Deloitte & Touche LLP
Richmond, Virginia

ELWOOD ENERGY LLC

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended September 30,
(thousands)	2002	2001	2000

Operating revenues
Electric sales	$ 101,580	$ 88,270	$ 56,849
Other revenues	1,134	8 ,197	-
Total revenues	102,714	96,467	56,849

Operating expenses
Fuel	22,426	23,779	16,045
Operations	6,084	3,750	2,470
Depreciation	20,870	15,837	8,233
General and administrative	612	882	371
Other taxes	272	201	288
Total operating expenses	50,264	44,449	27,407

Income from operations	52,450	52,018	29,442

Interest income (expense)
Interest expense to affiliated companies	(561)	(3,937)	-
Interest income from affiliated companies	76	1,109	852
Interest expense	(32,770)	-	-
Interest income	284	24	62
Net interest income (expense)	(32,971)	(2,804)	914

Income before cumulative effect of a change in accounting principle	19,479	49,214	30,356
Cumulative effect of a change in accounting principle	-	158	-
Net income	19,479	49,372	30,356
Other comprehensive income:
Deferred gains (losses) on hedging activities	3,100	(18,900)	-
Losses on hedging activities reclassified to net income	1,984	-	-
Comprehensive income	$ 24,563	$ 30,472	$ 30,356

The accompanying notes are an integral part of the Consolidated Financial Statements.

ELWOOD ENERGY LLC

CONSOLIDATED BALANCE SHEETS
ASSETS	September 30, 2002	September 30, 2001
	(thousands)
Current assets
Cash and cash equivalents	$ 2,609	$ 74
Restricted cash	37,798	-
Accounts receivable	16,712	33,841
Note receivable from affiliates	-	32,406
Inventory	269	244
Prepaid assets	413	-
Total current assets	57,801	66,565

Property, plant and equipment
Property, plant and equipment	536,509	537,475
Land	3,978	3,791
Construction work in progress	158	178
Less accumulated depreciation	48,025	27,155
Total property, plant and equipment, net	492,620	514,289

Deferred charges, net	6,267	544
Total assets	$556,688	$581,398

LIABILITIES AND MEMBERS' CAPITAL

Current liabilities
Current portion of long-term debt	$ 13,801	$ -
Accounts payable	1,008	2,609
Payables to affiliated companies	2,520	17,425
Notes payable to affiliates	-	275,843
Accrued expenses	8,460	21,886
Derivative liabilities	-	18,900
Deferred sales tax liability - current	834	770
Total current liabilities	26,623	337,433

Long-term debt	380,059	-
Deferred sales tax liability - long-term	13,669	14,437
Total liabilities	420,351	351,870

Members' capital
Members' capital	150,154	248,428
Accumulated other comprehensive loss	(13,817)	(18,900)
Total members' capital	136,337	229,528
Total liabilities and members' capital	$556,688	$581,398

The accompanying notes are an integral part of the Consolidated Financial Statements.

ELWOOD ENERGY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended September 30,
(thousands)	2002	2001	2000

Cash flows from operating activities :
Net Income	$ 19,479	$ 49,372	$ 30,356
Adjustments to reconcile net income to cash:
Depreciation and amortization	20,870	15,837	8,233
Losses on hedging activities reclassified to net income	1,984
Changes in current assets and liabilities:
Accounts receivable	17,129	(24,802)	14,753
Receivables from affiliated companies	-	106	-
Other current assets	(438)	1,642	(666)
Accounts payable	(1,601)	(1,765)	2,240
Payables to affiliated companies	(14,905)	14,705	2,720
Construction payable	-	-	(25,008)
Accrued expenses	(12,264)	20,249	(474)
Cash paid to settle interest rate swap	(15,800)
Deferred sales tax liability	(704)	15,207	-
Net cash flows from operating activities	13,750	90,551	32,154

Cash flows from (used in) investing activities
Capital expenditures	(363)	(216,500)	(133,745)
Temporary investment of restricted cash funds	(37,798)	-	-
Net cash collected on affiliated notes receivable	32,406	(14,703)	(17,704)
Net cash used in investing activities	(5,755)	(231,203)	(151,449)

Cash flows from (used in) financing activities
Capital contributions	4,000	20,000	-
Dividends paid	(121,754)	(33,000)	(10,000)
Debt issuance costs paid	(5,723)	(544)	-
Issuance of long-term debt	402,000	-	-
Payment of long-term debt	(8,140)	-	-
Issuance of affiliated notes payable		145,717	130,126
Repayment of affiliated notes payable	(275,843)	-	-
Net cash from (used in) financing activities	(5,460)	132,173	120,126

Increase (decrease) in cash and cash equivalents	2,535	(8,479)	831
Cash and cash equivalents at beginning of period	74	8,553	7,722
Cash and cash equivalents at end of period	$ 2,609	$ 74	$ 8,553

Supplemental Cash Flow Information
Cash paid during the year for affiliated interest	$ 16,043
Cash paid during the year for interest	22,731

The accompanying notes are an integral part of the Consolidated Financial Statements.

ELWOOD ENERGY LLC

CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL

(thousands)	Total	Dominion Elwood, Inc.	Peoples Elwood, LLC

Balance - September 30, 1999	$191,700	$ 95,850	$ 95,850
Capital contributions	-	-	-
Dividends	(10,000)	(5,000)	(5,000)
Comprehensive Income:
Net income	30,356	15,178	15,178
Balance - September 30, 2000	$212,056	$106,028	$106,028

Capital contributions	20,000	8,000	12,000
Dividends	(33,000)	(16,500)	(16,500)
Comprehensive Income:
Net income (loss)	49,372	24,723	24,649
Other Comprehensive Loss	(18,900)	(9,450)	(9,450)
Balance - September 30, 2001	$229,528	$112,801	$116,727

Capital contributions	4,000	4,000	-
Dividends	(121,754)	(60,877)	(60,877)
Comprehensive Income:
Net income (loss)	19,479	9,702	9,776
Other Comprehensive Income	5,084	2,542	2,542
Balance - September 30, 2002	$136,337	$ 68,168	$ 68,168

The accompanying notes are an integral part of the Consolidated Financial Statements.

ELWOOD ENERGY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Elwood Energy LLC (the Company), a Delaware limited liability company, was organized on May 13, 1998. Its members are Dominion Elwood, Inc., a wholly-owned subsidiary of Dominion Energy, Inc. (DEI), and Peoples Elwood, LLC, an indirect, wholly-owned subsidiary of Peoples Energy Resources Corp. (PERC). DEI is a wholly-owned subsidiary of Dominion Resources, Inc. and PERC is a wholly-owned subsidiary of Peoples Energy Corporation (Peoples). Pursuant to an Operating Agreement dated July 23, 1998, Dominion Elwood, Inc. and Peoples Elwood, LLC became sole members of the Company. Each member owns a 50% interest in the profits, losses and distributions made by the Company. In August 2001, the Company merged with Elwood Energy II, LLC and Elwood Energy III, LLC, with the Company as the surviving entity. Until August 2001, the Company owned only four electric generating turbines (Units 1-4); however, as a result of the merger, five additional electric generating turbines (Units 5-9) were added.

The permitted purposes of the Company are: (i) to own and develop 1,409 MW of simple cycle electric power generating peaking facilities in Elwood, Illinois; (ii) to purchase and sell fuel, electricity and capacity; (iii) to operate and manage the facility; and (iv) to engage in any other activities permitted by law.

The Company is managed by a Management Committee which has the full, exclusive and complete authority to manage, direct and control the business and affairs of the Company. The Management Committee consists of two managers, one appointed by each member. Unanimous approval of the managers is required for the Management Committee to act and each manager has the number of votes equal to its member's percentage interest. If the members reach a material deadlock, and the senior executives of DEI and PERC are not able to resolve the dispute, then either party can offer to sell its interest in the Company to the other member at a stated price in accordance with the provisions of the Operating Agreement.

The Company was granted Exempt Wholesale Generator (EWG) status by the Federal Energy Regulatory Commission (FERC) under the Public Utility Holding Company Act of 1935 (PUHCA) on March 5, 1999. The Company is therefore not considered to be an electric utility for purposes of PUHCA. Accordingly, ownership of an interest in an EWG does not subject the owners to regulation as a utility holding company.

The Federal Power Act (FPA) gives FERC exclusive rate-making jurisdiction over virtually all wholesale sales of electricity and the transmission of electricity in interstate commerce. Pursuant to the FPA, all public utilities subject to the FERC's jurisdiction are required to file rate schedules with the FERC prior to commencement of wholesale sales of electricity. Because it makes wholesale sales of electricity to Exelon Generation Company, LLC (Exelon), Engage America LLC (Engage), Aquila Energy Marketing Corporation (Aquila) and ultimately to others, the Company is a public utility for purposes of the FPA.

On February 3, 1999, the Company filed a proposed market-based rate schedule with the FERC. On April 5, 1999, the FERC issued an order accepting the Company's proposed rate schedule, thereby authorizing the Company to make wholesale sales of electricity at negotiated rates to any party other than Virginia Power, the electric utility affiliate of DEI. The Company was allowed to begin making sales under the rate schedule as of April 5, 1999, the effective date of the FERC's order.

The Company is primarily a peaking facility, providing more energy when demand is highest, generally in the summer months. The Company has contracted to sell 100% of the generation capacity and electric energy output to Exelon, Engage and Aquila under Power Sales Agreements (PSAs). The PSAs are assigned by Unit with varying lengths of duration. The Exelon PSA covers Units 3, 4 and 9 through December 31, 2012 and Units 1-2 from January 1, 2005 through December 31, 2012. The Engage PSA covers Units 1 and 2 through December 31, 2004 and the Aquila PSAs cover Units 5-6 and 7-8 through August 31, 2016 and August 31, 2017, respectively. Engage has sold the energy and capacity of Units 1 and 2 during the remaining term of the Engage PSA to Exelon.

ELWOOD ENERGY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's fuel for its Units is natural gas. Its fuel requirements are served through three types of contracted services: (i) the Gas Transportation and Balancing Services Agreement with Northern Illinois Gas Company; (ii) physical fuel supply with various market participants; and (iii) the Fuel Management Services Agreement with PERC.

2. Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Restricted Cash

Cash consists of amounts on deposit in operating funds. Restricted Cash consists of funds restricted by the covenants of the Senior Secured Bonds.

Inventory

Spare parts and fuel inventory are valued at the lower of cost or market, with cost based on the average valuation method.

Property, Plant & Equipment

Property, plant and equipment are recorded at cost. The costs of major additions and improvements are capitalized. Replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed in the period incurred. Substantially all of the Company's assets are pledged as collateral.

Depreciation on the facility is computed using the straight-line method. Estimated service lives of principal items of property and equipment range from 5 to 36 years. The Company extended the useful life of its plant to 36 years based on depreciation studies that indicated longer useful lives were appropriate after considering the effects of aging. The change in estimated useful life of the plant decreased depreciation expense by $1.6 million for fiscal year ending September 30, 2002.

Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, an evaluation for impairment is performed. Such evaluations may consider various analyses, including undiscounted future cash flows attributable to the assets.

Deferred Charges

Deferred charges consist of debt financing costs incurred by the Company. The costs are being amortized over the life of the Senior Secured Bonds using the effective interest method. The amortization for fiscal year ended September 30, 2002 was $.9 million.

Capitalized Interest

Interest was capitalized in connection with the construction of major units. The capitalized interest is recorded as part of the asset and is depreciated over the assets' estimated useful life. Interest costs of $9.0 million were capitalized for the year ended September 30, 2001. There was no capitalized interest in 2002.

ELWOOD ENERGY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

Income or loss of the Company for income tax purposes is includable in the tax returns of the members. Accordingly, no provision for income taxes has been made in the accompanying financial statements.

Revenue Recognition

The Company recognizes capacity revenue in accordance with Emerging Issues Task Force Issue No. 91-6, Revenue Recognition of Long-Term Power Sales Contracts. Therefore, capacity revenue is recognized based upon expected output which is weighted toward the summer months. Revenue for energy generated is recognized when produced.

Derivatives

Under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, derivatives are recognized on the Consolidated Balance Sheets at fair value, unless a scope exception is available under the standard. Derivative contracts representing unrealized gain positions represent derivative contract assets; derivative contracts representing unrealized losses represent derivative contract liabilities. Cash flows from derivative instruments are presented in net cash flow from operating activities.

On the date derivative contracts are entered into, the Company may designate the derivative as a hedge of a forecasted transaction or future cash flows (cash flow hedges); as a hedge of a recognized asset, liability or firm commitment (fair value hedge); as a normal purchase or sale contract; or leave the derivative undesignated, thus precluding the special accounting treatment afforded designated hedges.

For all derivatives designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in cash flows. Any change in fair value of the derivative resulting from ineffectiveness, as defined by SFAS No. 133, is recognized currently in earnings. Further, if derivatives cease to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, commitment or forecasted transaction, changes in the fair value of the derivative are reported in accumulated other comprehensive income (AOCI). The gains and losses on the derivatives that are reported in AOCI are reclassified and included in the determination of net income in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of the change in fair value of derivatives and the change in fair value of derivatives not designated as hedges for accounting purposes are recognized in current-period earnings. For options designated as cash flow hedges, changes in time value are excluded from the measurement of hedge effectiveness and are, therefore, recorded in earnings.

Gains and losses on derivatives designated as hedges, when recognized, are included in the operating revenue and income, expenses and interest and related charges in the Consolidated Statements of Income. Specific line item classification is determined based on the nature of the risk underlying individual hedge strategies.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. The Company adopted this standard effective October 1, 2002 and did not identify any asset retirement obligations which would need to be recorded on the Company's financial statements.

ELWOOD ENERGY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassification

Certain amounts in the 2001 and 2000 Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

3. Related Parties

During 2002, 2001 and 2000 the Company incurred costs of $2.2 million, $1.5 million and $1.0 million, respectively, under the Operation and Maintenance Agreement with Dominion Elwood Services Company, Inc. At September 30, 2002 and 2001, $.4 million and $1.4 million, respectively, were included in payables to affiliated companies related to these costs. Dominion Elwood Services Company is a wholly-owned subsidiary of DEI.

During 2002, 2001 and 2000 the Company incurred costs of $.5 million, $.6 million, and $.2 million, respectively, for general management services from DEI under the provisions of Article IV of the Operating Agreement between Peoples Elwood and Dominion Elwood. At September 30, 2002 and 2001, $.5 million, and $.7 million, respectively, was included in payables to affiliated companies related to these costs.

During 2002, 2001 and 2000 the Company incurred costs of $16.9 million, $.4 million, and $.2 million, respectively, for fuel management and reimbursement of legal and other expenses provided through PERC. The Company entered into a Fuel Management Services Agreement with PERC effective May 1, 2002. Prior to this date, the contract for fuel management was with a nonrelated party. At September 30, 2002, $1.6 million was included in payables to affiliated companies related to these costs.

The Company made advances to DEI during 2002 and 2001. These advances were repaid to the Company in full in October 2001. At September 30, 2001, advances outstanding were $32.4 million. The related accrued interest receivable at September 30, 2001 was $.1 million.

In connection with the construction of Units 5-9, the Company borrowed funds under separate notes payable from both DEI and PERC. Both notes were repaid with the bond proceeds in October 2001. The total amounts payable to DEI and PERC at September 30, 2001 were $136.0 million and $139.9 million, respectively. The related accrued interest payables to DEI and PERC at September 30, 2001 were $7.8 million and $7.7 million, respectively.

Interest on related party advances and notes payable is calculated using the rate that DEI would borrow from its parent, Dominion Resources, Inc. As of September 30, 2001, the average interest rate was 5.4%.

4. Long-Term Debt and Working Capital Credit Facility

During the first quarter, the Company issued $402 million of 8.159% Senior Secured Bonds (Senior Secured Bonds) due 2026. The proceeds of the Senior Secured Bonds were used primarily to repay notes due to affiliates, partially reimburse members for capital contributions and for working capital purposes. Substantially all of the Company's assets are pledged as collateral. The Company's scheduled principal payments of long term debt at September 30, 2002 are as follows (in millions): 2003-$13.8; 2004-$14.7; 2005-$16.8; 2006-$18.4; 2007-$18.6; and thereafter -$311.6.

In August 2001, the Company entered into a forward-starting interest rate swap (the Swap) and designated it as a hedge of interest rate risk associated with variability in rates from the date of Swap execution to the date at which the fixed rate of the Senior Secured Bonds was determined. As of September 30, 2001, the fair value of the Swap was recognized as a derivative liability in the Company's Consolidated Balance Sheet and the related unrealized loss was deferred in Accumulated Other Comprehensive Income (AOCI) as the effective portion of the hedge. During fiscal year 2002, the Company recognized approximately $1.1 million of losses previously deferred in AOCI associated with lower than originally forecasted principal amount of debt issued.

ELWOOD ENERGY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the time the Senior Secured Bonds were issued, the Company settled the interest rate swap for a total cash payment of $15.8 million. This deferred loss, net of the $1.1 million loss recognized as discussed above and $0.9 million reclassified to interest expense subsequent to the issuance of the Senior Secured Bonds, is deferred in AOCI at September 30, 2002. The unamortized balance of the deferred loss will be recognized in earnings over the life of the Senior Secured Bonds using the effective interest method. The Company expects to reclassify approximately $0.9 million of losses deferred in AOCI to earnings during the twelve-month period following September 30, 2002.

The Senior Secured Bond indenture contains provisions that restrict the ability of the Company to pay dividends, dispose of assets or change its business plan.

The Company has entered into a revolving working capital credit facility with DEI and Peoples. The facility specifies a maximum aggregate amount of $10 million and will be jointly funded by each member. The term of the facility began on July 1, 2002 and will continue through June 30, 2003. The facility will be automatically extended for one year and annually thereafter unless written notice to terminate is given by any of the parties at least thirty days prior to contract expiration. The interest rate on the loan will equal the 90-day A2/P2 non-financial commercial paper rate in effect on the borrowing date, as reported in the Federal Reserve Release - Commercial Paper, plus 0.50%. Repayment of loans will be the earlier of ninety days after the borrowing or the termination date. The Company may prepay a loan prior to maturity without premium or penalty. Loan proceeds must be used solely for the funding of cash expenses incurred for the maintenance, administration and operation of the Company. There were no amounts outstanding under the credit facility at September 30, 2002.

5. Derivatives and Hedge Accounting

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on October 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect adjustment of approximately $.2 million as a reduction in earnings. The cumulative effect adjustment reducing AOCI and Members' Capital was $2.5 million. The Company reclassified this entire AOCI amount to earnings during the year ended September 30, 2001.

The Company did not recognize any decreases to earnings for hedge ineffectiveness during the year ended September 30, 2001. The Company recognized $.7 million as fuel expenses related to the time value of natural gas option contracts purchased. See Note 4 for discussion of the Company's interest rate hedging activities.

6. Financial Instruments

Substantially all of the Company's financial instruments are recorded at fair value, with the exception of the Company's Senior Secured Bonds. Fair value amounts have been determined using available market information and valuation methodologies considered appropriate by management. The fair value of the Company's Senior Secured Bonds, estimated using interest rates currently available for debt with similar terms and maturities, was $374 million at September 30, 2002.

ELWOOD ENERGY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Common Control Merger

On August 3, 2001, Elwood Energy LLC merged with Elwood Energy II, LLC and Elwood Energy III, LLC, with Elwood Energy LLC as the surviving entity. All of the entities that participated in the merger were owned 50% by Dominion Elwood, Inc. and affiliates and 50% by Peoples Elwood, LLC and affiliates. The merger has been accounted for on the historical cost basis, and the financial statements for all periods presented have been combined. The separate condensed financial statements of Elwood Energy LLC, Elwood Energy II, LLC and Elwood Energy III, LLC were as follows for each year ended:

	September 30, 2002	September 30, 2001	September 30, 2000
(thousands)
	Elwood	Elwood	Elwood	Elwood II	Elwood III

Operating revenues	$102,714	$ 96,467	$ 56,849	$ -	$ -
Operating expenses	(50,264)	(44,449)	(27,262)	-	(145)
Other income	(32,971)	(2,804)	914	-	-
Cumulative Effect of Accounting Change	-	158	-	-	-
Net income (loss)	$ 19,479	$ 49,372	$ 30,501	$ -	$ (145)

Current assets	$ 57,801	$ 66,565	$ 35,959	$ 505	$ 824
Property, plant & equipment	492,620	514,289	180,861	51,630	81,134
Other assets	6,267	544	-	-	-
Total assets	$556,688	$581,398	$216,820	$52,135	$81,958

Liabilities	$420,351	$351,870	$ 4,619	$52,234	$82,004
Members' capital	136,337	229,528	212,201	-	(145)
Total liabilities and members' capital	$556,688	$581,398	$216,820	$52,234	$81,859

ELWOOD ENERGY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Quarterly Financial Data (unaudited)

The following amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of the Company's management for a fair statement of the results for the interim periods.

	2002	2001
	(thousands)

Operating revenues
First Quarter	$ 8,555	$ 5,821
Second Quarter	9,216	16,731
Third Quarter	23,256	9,371
Fourth Quarter	61,687	64,544
Year	$102,714	$96,467
Income from operations
First Quarter	$ 4,573	$ 2,729
Second Quarter	4,704	15,106
Third Quarter	11,974	6,924
Fourth Quarter	31,199	27,259
Year	$52,450	$52,018
Income before cumulative effect of a change in accounting principle
First Quarter	$(3,435)	$ 1,853
Second Quarter	(3,652)	13,219
Third Quarter	3,672	5,474
Fourth Quarter	22,894	28,668
Year	$19,479	$49,214
Net income
First Quarter	$(3,435)	$ 2,084
Second Quarter	(3,652)	13,146
Third Quarter	3,672	5,474
Fourth Quarter	22,894	28,668
Year	$19,479	$49,372
Other comprehensive income
First Quarter	$ -	$ 4,780
Second Quarter	-	(4,780)
Third Quarter	-	-
Fourth Quarter	5,084	(18,900)
Year	$5,084	$(18,900)

9. Subsequent Event

In September and November 2002, respectively, Moody's and Standard & Poor's downgraded Aquila Inc.'s corporate credit rating to below investment grade. In accordance with the terms of the PSAs, Aquila Inc. posted letters of credit in the aggregate amount of $18.7 million which is equal to 6 months of capacity payments. Aquila is current on all receivables based on contractual terms in the PSAs due to the Company as of the filing date of this report.

In response to a downgrade of Aquila Inc.'s credit ratings, Standard & Poor's lowered the credit rating for the Company's Senior Secured Bonds due 2026 to BB+ in late November 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Management Committee, which consists of one representative from DEI and one representative from PERC, oversees the overall management of the Company. The General Manager has overall responsibility for daily operations and is selected by and reports directly to the Management Committee. The Commercial Manager is responsible for managing the commercial aspects of the business under the direction of the General Manager.

The following individuals are, respectively, members of the Management Committee and senior executives of the Company:

Name And Age	Business Experience Past Five Years

William E. Morrow (44)	Member of Management Committee since 2000; Executive Vice President of Peoples and President of PERC since 2000; Vice President-Gas Supply Division of Peoples from 1996 to 2000;
Edward J. Rivas (58)

Member of Management Committee since 2002; Senior Vice President-Fossil & Hydro of DEI from 2000 to date; Senior Vice President-Fossil & Hydro of Dominion's subsidiary, Virginia Electric and Power Company (Virginia Power) since1999; Vice President-Fossil & Hydro Operations of Virginia Power from 1998 to 1999.

Tony W. Belcher (52)	General Manager since 2000; Director of Operations (Merchant Assets) of DEI since 1998.
Gary L. Edwards (54)	Risk Manager since December 2000; Director-Risk Management of Dominion Energy Services Company since 2000; Director-Capacity Acquisition of Virginia Power from 1996 to 2000.
Robert F. Harrington (45)	Commercial Manager since 2000; Managing Director-Power Generation Division of PERC since 1999; Director-Midwest Region, PG&E Trading from 1997 to 1999.
Lee D. Katz (39)	Principal Financial and Accounting Officer since 2002; Controller of DEI since 2000; Assistant Controller of DEI from 1998 to 2000.

There is no family relationship between any of the persons named in response to Item 10.

ITEM 11. EXECUTIVE COMPENSATION

All of the Company's managers and officers are full-time employees of either Dominion or Peoples. They are paid salaries by Dominion or Peoples and participate in various employee plans of those companies. They are not paid directly by the Company for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Dominion Elwood and Peoples Elwood each own 50% of the Company's member interests. Dominion Elwood is a wholly-owned subsidiary of DEI. Peoples Elwood is an indirect, wholly-owned subsidiary of PERC. DEI is a wholly-owned subsidiary of Dominion and PERC is a wholly-owned subsidiary of Peoples.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 3 to the Consolidated Financial Statements for information concerning related party transactions.

ITEM 14. CONTROLS AND PROCEDURES

The Company's General Manager (Chief Executive Officer) and Principal Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report. Based on this evaluation process, the General Manager and Principal Financial and Accounting Officer have concluded that the Company's disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements

See Index on page 13.

2. Exhibits

3.1	-	Certificate of Formation of Elwood Energy LLC, as amended (Exhibit 3.1, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).
3.2	-

Amended and Restated Operating Agreement of Elwood Energy LLC, dated as of August 3, 2001, between Dominion Elwood, Inc. and Peoples Elwood, LLC (Exhibit 3.2, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

3.3	-	Form of First Amendment to the Amended and Restated Operating Agreement of Elwood Energy LLC (Exhibit 3.3, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).
4.1	-

Trust Indenture, dated as of October 23, 2001, between Elwood and Bank One Trust Company, National Association ("Bank One"), as Trustee and Securities Intermediary (Exhibit 4.1, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

4.2	-	First Supplemental Indenture, dated as of October 23, 2001, between Elwood and Bank One (Exhibit 4.2, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference..
4.3	-	Form of Second Supplemental Indenture (Exhibit 4.3, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).
4.4	-

Deposit and Disbursement Agreement, dated as of October 23, 2001, among Elwood, Elwood II Holdings, LLC, Elwood III Holdings, LLC and Bank One, as Collateral Agent, Administrative Agent and Intercreditor Agent (Exhibit 4.4, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

4.5	-

Intercreditor Agreement, dated as of October 23, 2001, among Elwood, Bank One, as Collateral Agent, Administrative Agent and Intercreditor Agent, and any other secured party that becomes party to such agreement (Exhibit 4.5, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

4.6	-

Collateral Agency Agreement, dated as of October 23, 2001, between Elwood and certain secured parties named therein (Exhibit 4.6, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

4.7	-

Debt Service Reserve Guaranty, dated October 23, 2001, issued by Dominion Resources, Inc. for the benefit of Bank One in its capacity as Administrative Agent under the Deposit and Disbursement Agreement (Exhibit 4.7, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

4.8	-

Debt Service Reserve Guaranty, dated October 23, 2001, issued by Peoples Energy Corporation for the benefit of Bank One in its capacity as Administrative Agent under the Deposit and Disbursement Agreement (Exhibit 4.8, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

10.1	-

Amended and Restated Power Sales Agreement, dated as of April 5, 1999, between Engage Energy America LLC (as successor in interest to Engage Energy US, L.P.) and Elwood (Exhibit 10.1, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

10.2	-

Amendment 1 to Amended and Restated Power Sales Agreement, dated as of November 10, 1999, between Engage Energy America LLC (as successor in interest to Engage Energy US, L.P.) and Elwood (Exhibit 10.2, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

10.3	-

Second Amended and Restated Power Sales Agreement, dated as of March 1, 2001, between Exelon Generation Company, LLC (as assignee of Commonwealth Edison Company) and Elwood (Exhibit 10.3, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

10.4	-

Amended and Restated Power Sales Agreement, dated as of June 30, 2000, between Aquila Energy Marketing Corporation, UtiliCorp United Inc. and Elwood (as successor in interest to Elwood Energy II, LLC) (Exhibit 10.4, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

10.5	-

Power Sales Agreement, dated as of June 30, 2000, between Aquila Energy Marketing Corporation, UtiliCorp United Inc. and Elwood (as successor in interest to Elwood Energy III, LLC) (Exhibit 10.5, Form S-4 Registration Statement, File No. 333-76526, incorporated by reference).

10.6	-

Fuel Supply and Management Agreement between Elwood Energy LLC and Peoples Energy Resources Corp., effective as of May 1, 2002 (Exhibit 10.1, Form 10-Q for the period ended June 30, 2002, File No. 333-76526, incorporated by reference).

10.7	-

Gas Transportation and Balancing Agreement, dated as of May 1, 2001, between Northern Illinois Gas Company d/b/a Nicor Gas Company, Elwood Energy LLC, Elwood Energy II, LLC and Elwood Energy III, LLC (Exhibit 10.7, Form 10-Q for the period ended June 30, 2002, File No. 333-76526, incorporated by reference).

10.8	-

Letter Agreement Modifying Elwood Energy LLC's Gas Transportation and Balancing Agreement, dated October 31, 2001, between Nicor Gas Company and Elwood Energy LLC (Exhibit 10.8, Form 10-Q for the period ended June 30, 2002, File No. 333-76526, incorporated by reference).

10.9	-

Amended and Restated Operation and Maintenance Agreement, dated as of October 1, 2001, between Elwood and Dominion Elwood Services Company, Inc. (Exhibit 10.9, Form 10-Q for the period ended June 30, 2002, File No. 333-76526, incorporated by reference).

10.10	-

Common Facilities Agreement, dated as of April 16, 1999, between The Peoples Gas Light and Coke Company ("PGL") and Elwood, which was assigned by PGL to Peoples Energy Resources Corp. ("PERC") (Exhibit 10.10, Form 10-Q for the period ended June 30, 2002, File No. 333-76526, incorporated by reference).

10.11	-

Amendment No. 1 to Common Facilities Agreement, dated as of March 30, 2000, between PERC and Elwood (Exhibit 10.11, Form 10-Q for the period ended June 30, 2002, File No. 333-76526, incorporated by reference).

10.12	-

Amendment No. 2 to Common Facilities Agreement, dated as of August 1, 2001, between PERC and Elwood (Exhibit 10.12, Form 10-Q for the period ended June 30, 2002, File No. 333-76526, incorporated by reference).

10.13	-

Ground Lease, dated as of September 30, 1998, between PGL and Elwood, which was assigned by PGL to PERC (Exhibit 10.13, Form 10-Q for the period ended June 30, 2002, File No. 333-76526, incorporated by reference).

10.14	-	First Amendment to Ground Lease, dated as of April 16, 1999, between PERC and Elwood (Exhibit 10.4, Form 10-Q for the period ended June 30, 2002, File No. 333-76526, incorporated by reference).
10.15	-

Working Capital Facility Agreement among Elwood Energy, LLC, Dominion Energy, Inc. and Peoples Energy Corporation, effective July 1, 2002 (Exhibit 10.1, Form 10-Q for the period ended June 30, 2002, File No. 333-76526, incorporated by reference).

21	-	Subsidiaries of Elwood (filed herewith).
99.1	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

No reports on Form 8-K were filed for the fourth quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elwood Energy LLC
By: /s/ Tony W. Belcher Tony W. Belcher General Manager (Chief Executive Officer)

Date: December 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of December 2002.

Name	Position

/s/ Tony W. Belcher	General Manager (Chief Executive Officer)
Tony W. Belcher

/s/ William E. Morrow	Member of Management Committee
William E. Morrow

/s/ Edward J. Rivas	Member of Management Committee
Edward J. Rivas

/s/ Lee D. Katz	Principal Financial and Accounting Officer
Lee D. Katz

CERTIFICATIONS

I, Tony W. Belcher, certify that:

  I have reviewed this annual report on Form 10-K of Elwood Energy LLC;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002
/s/ Tony W. Belcher
Tony W. Belcher General Manager [Chief Executive Officer]

I, Lee D. Katz, certify that:

  I have reviewed this annual report on Form 10-K of Elwood Energy LLC;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002
/s/ Lee D. Katz
Lee D. Katz Principal Financial and Accounting Officer